Form 10-K
period 1997-05-31
EXCALIBUR INDUSTRIES
filed 1997-08-25
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1997             Commission file Number 1-7602

                               EXCALIBUR INDUSTRIES
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Utah                                                 87-0292122
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I. R. S. Employer
 incorporation or organization)                           Identification Number)

     P. O. Box 1474 Moab, Utah                                    84532
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code              801-259-7896
                                                                ------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of each exchange on which registered
    -----------------------            -----------------------------------------
    Common stock (Par value
         $.01 per share)                                  None

Securities registered pursuant to Section 12(g) of the Act:

     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

            Yes  X      No

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of May 31, 1997, no bid or asked prices are available.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 31, 1997, the registrant had total outstanding shares of 5,987,361, $0.01 par value common stock.

EXCALIBUR INDUSTRIES
                                                                       FORM 10-K
                                                                          PART I
ITEM 1 - Business
-----------------
Excalibur Industries is a Utah corporation formed by the consolidation of Tower Enterprises (formerly Moab Uranium Company) and The Thrifty Helper on June 1, 1971. In January 1972, Excalibur purchased all of the issued and outstanding shares of capital stock of Mountain West Mines, Inc., a Nevada corporation, which is now a wholly owned subsidiary of Excalibur.

Excalibur Industries' business is natural resources and is primarily involved in the uranium mining industry. The domestic uranium outlook is suffering its most depressed state in its history. Current open market prices for yellow cake are at all time lows and uranium production in the United States has all but disappeared. The majority of the major mines and their United States producers have closed and abandoned the industry. Excalibur throughout this period has been able to maintain its royalty position in the most valuable of its uranium reserves located in the Powder River District of Wyoming.

With the limited resources available to Excalibur, it is not in a position to actively participate in a mining program and must rely on its lease owners and an improved market.

                                URANIUM REPORT

POWDER RIVER BASIN-WYOMING
--------------------------

A.   Pathfinder Mines Corp. (Parent Company COGEMA-France)

     Pathfinder is one of the few moderately active in the United States uranium industry and represents the most promising of Excalibur's lessees for a possible near-term mining operation. Pathfinder currently holds two projects in which Excalibur retains royalty interests: (1) North Butte and Greasewood Creek, and (2) Brown-TVA.

     (1) North Butte-Greasewood Creek
     Excalibur retains a 4% yellow cake royalty of which some $1,300,000 advance royalty has been paid. This royalty credit is restricted to these two deposits and only a minor production payment has been made. Excalibur retains the right of reassignment. Pathfinder has prepared the North Butte deposit for a solution mining program. State and Federal E. P. A. permits have been secured and an engineering feasibility study completed. No start up date has been announced.

                            Patented     Cut-Off        Average      In Place
     Deposit Area            Claims      Thick-Grade    Grade %      Lbs. U308
     ----------------       --------     -----------    -------     -----------
     Greasewood Creek          36        2.0' - .05%     0.11%        3,400,000
     North Butte               49        6.0' - .10%     0.20%       ll,000,000

     (2) Brown-TVA
     Excalibur retains a 2 1/2% yellow cake royalty on a portion of a deposit that extends beyond North Butte's claim boundaries. This uranium reserve is a geological extension of the North Butte deposit and will add significantly to the poundage of the overall project.

B.   Power Resources, Inc. (Parent Company-Central Electricity Generating Board-
     England,   subsequently   reported   purchased  by  CAMECO  Corporation  of
     Saskatoon, Saskatchewan, Canada).

     Power Resources has been acquiring uranium properties in the Powder River Basin, most notably the formerly Exxon- Highland Mine. Power Resources is currently producing uranium from the Highland project. Power Resources has challenged Excalibur's royalty position. Hopefully, this will not require a judicial resolution.

EXCALIBUR INDUSTRIES                                                   FORM 10-K
                                                                          PART I

POWDER RIVER BASIN-WYOMING (Continued)
--------------------------------------

     Excalibur's North Bing and Four Mile deposits are under lease to Power Resources and are designated as the Ruby Ranch project. Excalibur retains a 4% yellow cake royalty with the right of reassignment.

     Power Resources has conducted hydrological well monitoring studies on the Four Mile deposit. Production activity is not expected in the near future.

     The Ruby Ranch project area has approximately 3,800 acres and several million pounds of reserves.

C.   Quivira Mining Company (Parent Company Rio Algom - Canada)

     Rio Algom is recognized as a world-class producer of uranium and has respected engineering expertise in uranium property development. Quivira Mining Co. acquired several claim blocks totaling some 5,000 acres. Each of these claim blocks have established uranium occurrences but none have been subjected to extensive drilling evaluation.

     Excalibur retains a variable overriding royalty which ranges from 2% to 6% yellow cake with the right of reassignment. Quivira has performed necessary assignment requirements and no development project has been announced.

D. Other uranium properties held by Mountain West and/or Excalibur are not considered by Management to be significant. They are under lease to others and no production royalties are being received and no minimum payments are required of Lessees.

                                 SILVER REPORT

Excalibur owns approximately 162 acres of patented lode mining claims in Ouray County, Colorado.

                                  REAL ESTATE

The Moab real estate held by the Corporation has been utilized by the Corporation for office space and as a storage facility. On June 30, 1993 this Moab real estate was sold.


                                   BUSINESS

Excalibur is natural resource oriented. In the past its activities have consisted of acquisition and sale of mineral properties. The Corporation's resources are extremely limited for a corporation of this character. Under the present depressed market conditions it has no alternative but to await a change. At the present time the corporation is inactive, except for overseeing it's leases and maintaining corporate viability.

ITEM 2 - Properties
-------------------

Mountain West Mines, Inc. (Mountain West) a wholly owned subsidiary of Excalibur, owns a royalty interest in approximately 85 patented lode mining claims, and 8 unpatented lode mining claims in the Powder River Basin in Johnson and Campbell Counties, Wyoming. These properties had capitalized costs of

EXCALIBUR INDUSTRIES
                                                                       FORM 10-K
                                                                          PART I

ITEM 2 - Properties (Continued)
-------------------------------

$347,032, and are directly related to the advance royalties received from Cliffs as described in Item 1 of this Form 10-K. The extent of any ore bodies and related possible production royalties is not determinable at this time. The Board of Directors had determined, however, that a more realistic value should be placed on the books for financial reporting and elected to reduce the reported value for financial statement purposes to $100,000.

In January 1987, Cleveland-Cliffs offered at public sale the 85 patented claims known as the North Butte and Greasewood Creek Deposits for $3,000,000. On April 7, 1987 Uranerz, U.S.A., a Colorado corporation based in Denver, purchased the claim blocks along with the remaining portion of Mountain West Mines Inc. advance royalty credit.

          North Butte Deposit Area
          ------------------------
          Pfister Patent   - 49-77-0019                222.420 acres
          Brown Patent     - 49-77-0022                730.016 acres
                                                       -------
                                                       952.436 acres

          Surface acres included with mineral acres    309.000 acres

          Greasewood Creek Deposit Area
          -----------------------------
          Greasewood Creek Patent  - 49-75-0068        646.596 acres
          Surface acres                                  0.000 acres

In May 1991, Pathfinder Mines, Inc., subsidiary of COGEMA-France, purchased the 85 patent claim block from Uranerz, U.S.A. Excalibur retains a 4% yellow cake royalty of which approximately $1,300,000 has been paid as an advance royalty payment and represents a credit restricted to future production from the 85 claim block. Right of reassignment is also retained.

In May, 1986, Cliffs conveyed to Central Electricity Generating Board Exploration, Inc., who then conveyed to Power Resources, Inc., its wholly owned subsidiary, 800 Werner Court, Suite 230, Casper, Wyoming 82601, 63.688 acres of patented claims and 12 unpatented lode mining claims, subject to Mountain West Mines, Inc.,'s 4% earned royalty and right of reassignment.

In July, 1983, Cliffs quitclaimed 436 unpatented lode mining claims and 1,042 net acres of fee mineral leases to Texas Eastern Nuclear, Inc. of Houston, Texas. In August, 1986, Texas Eastern Nuclear, Inc. reassigned said properties to Mountain West, who, in turn, conveyed and assigned its interest in said property to Everest Minerals, subject to a variable overriding royalty reservation which ranges from 2 to 6%. Everest Minerals determined to abandon a portion of the property and offered to reconvey it to Mountain West. Mountain West has since abandoned said property.

On June 28, 1990, Everest Minerals sold the remaining 270 claims to Quivira Mining Company, 6305 Waterford Boulevard, Suite 325, Oklahoma City, Oklahoma 73ll8, a subsidiary of Rio Algom Ltd., a Canadian based world producer of uranium and other metals. Excalibur retains the right of reassignment along with a variable overriding yellow cake royalty reservation of 2% to 6%.

As the result of a compromise and settlement with Utah International (now Pathfinder), the Company has a 4% yellow cake royalty in 393 claims and the right to the return of the claims in the event Utah International (Pathfinder) elects to abandon the property. Seventy-five of these claims were recently transferred to Uranerz, U.S.A. by Pathfinder.

EXCALIBUR INDUSTRIES
                                                                       FORM 10-K
                                                                          PART I

ITEM 2 - Properties (Continued)
-------------------------------

On August 5, 1991, Pathfinder Mines, Inc., 255 Glendale Avenue, Suite 26, Sparks, Nevada 89431, a subsidiary of COGEMA-France, abandoned the 75 claims recently acquired in the Uranerz, U.S.A. agreement. Excalibur has no continuing interest in their project.

In 1973, Mountain West sold mineral rights on approximately 14,000 acres of mining claims in Campbell and Johnson Counties, Wyoming to American Nuclear Corporation. Mountain West reserved a royalty interest of 2 1/2% of the value of uranium ores produced from these claims at the mine mouth, or of the gross proceeds from the sale of recovered U308 if processed by American Nuclear or its assignees. The properties retained by American Nuclear Corporation are now a part of the joint venture between American Nuclear Corporation and the Tennessee Valley Authority. The Corporation has no control over management or production from these properties. On May 31, 1986, there were approximately 6,640 acres held by American Nuclear and its associates. In June, 1986 TVA conveyed 97 of the claims to Mountain West. In March, 1987, TVA reassigned an additional 62 claims to Mountain West who, in turn, abandoned said claims. TVA offered to reassign 25 claims to Mountain West in January 1989, but Mountain West elected not to take a reassignment.

At public auction in 1991 TVA sold this project along with their entire holdings in the area to General Atomic. In August 1992, General Atomic sold said same project to Pathfinder Mines, Inc. Excalibur retains a 2 1/2% yellow cake royalty and the right of reassignment. This project area is designated Brown-TVA.

Excalibur owns patented mining claims in Ouray County, Colorado with capitalized costs of $8,533. These properties were purchased as silver prospects and are not active.

The Moab real estate held by the Corporation has been utilized by the Corporation for office space and as a storage facility. On June 30, 1993 this Moab real estate was sold.


ITEM 3 - Legal Proceedings
--------------------------

Management of the Registrant knows of no litigation, pending or threatened, that would materially affect the financial statements of Excalibur or Mountain West Mines, Inc.

ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a-d) No matters were submitted to a vote of security holders during the quarter ended May 31, 1997 through solicitation of proxies or otherwise. The last annual shareholder's meeting of the Company was held November 16, 1996.

ITEM 5 - Market for the Registrant's Common Equity and Related Stockholder
         Matters
--------------------------------------------------------------------------

(a)    Principal Market:

       The stock of the Corporation was formerly traded on the Intermountain Stock Exchange in Salt Lake City, Utah. At the present time the stock is not traded on a listed stock exchange and the Company knows of no market maker.

(b)    Approximate number of shareholders of record as of July 20, 1997 is 1092.

EXCALIBUR INDUSTRIES
                                                                       FORM 10-K
                                                                         PART II

ITEM 5 - Market for the Registrant's Common Equity and Related Stockholder Matters (Continued)
--------------------------------------------------------------------------

(c-1)  No dividends have been paid or declared in the past 5 fiscal years.

(c-2)  Management anticipates no payment of dividends in the near future.

ITEM 6 - Selected Financial Data For The Years Ended May 31:
------------------------------------------------------------

                                  1997        1996        1995        1994        1993
                              ----------  ----------  ----------  ----------  ----------

Total Revenues                $        0  $        0  $        0  $        0  $        0

Total Operating Expense           32,352      38,449      36,887      44,382      36,679
                               ---------   ---------   ---------   ---------   ---------

  Loss From Operations           (32,352)    (38,449)    (36,887)    (44,382)    (36,679)

Other Income                       2,645       4,437      23,110     177,072         449
                               ---------   ---------   ---------   ---------   ---------

  Income (Loss) -
    Before Income Taxes          (29,707)    (34,012)    (13,777)    132,690     (36,230)

Provision For Income Taxes           100         100         100         100         100
                               ---------   ---------   ---------   ---------   ---------

  Net Income (Loss)              (29,807)    (34,112)    (13,877)    132,590     (36,330)

Retained Earnings (Deficit)
  Beginning of Year               51,589      85,701      99,578     (33,012)      3,318
                               ---------   ---------   ---------   ---------   ---------

Retained Earnings (Deficit)
  End of Year                 $   21,782  $   51,589  $   85,701  $   99,578  $  (33,012)
                               =========   =========   =========   =========   =========

Average Shares of Common
  Stock Outstanding            5,987,361   5,987,361   5,987,361   5,987,361   5,987,361
                               =========   =========   =========   =========   =========

Net Income (Loss) Per Share
  of Common Stock             $   0.0036  $   0.0057  $  (0.0023) $  (0.0221) $  (0.0061)
                               =========   =========   =========   =========   =========

Total Assets -
  End of Year                 $  165,701  $  195,583  $  229,647  $  243,526  $  123,769
                               =========   =========   =========   =========   =========

Long-Term Obligations         $        0  $        0  $        0  $        0  $        0
                               =========   =========   =========   =========   =========

Cash Dividends Declared
  Per Share of
  Common Stock                $        0  $        0  $        0  $        0  $        0
                               =========   =========   =========   =========   =========


EXCALIBUR INDUSTRIES
                                                                       FORM 10-K
                                                                         PART II

ITEM 7 - Management's Discussion and Analysis of Financial Condition and
Results of Operations
------------------------------------------------------------------------
Excalibur Industries experienced substantial fluctuations in its consolidated net income over the past several years. The Company maintained its mineral properties and interest throughout that period of fluctuation despite a large drain on its financial resources. Management is now working to retain as much of its mineral rights and interests as possible, considering its limited resources and the depressed market conditions.

Quivira Mining Co. advance payments ended with the May, 1992 payment, after which time no additional payments will be received until production commences. Other than interest income, no other continuing material cash inflows are known to Management or anticipated at this time, based on current agreements.

The Board of Directors has adopted a policy designed to husband its resources and retain as much of its mineral interests as possible, taking into account the depressed market for minerals and the Company's limited resources.

The consolidated financial statements contained herein under ITEM 8 should be read in conjunction with this ITEM 7, with particular emphasis on the Notes to Consolidated Financial Statements. Additional information pertaining to the fluctuation of the Company's income and expenses is detailed.

EXCALIBUR INDUSTRIES
                                                                       FORM 10-K
                                                                         PART II

ITEM 8 - Financial Statements and Supplementary Data
----------------------------------------------------

                         ACCOUNTANTS' COMPILATION REPORT







To the Board of Directors and Stockholders
Excalibur Industries

We have compiled the accompanying consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc. as of May 31, 1997, 1996 and 1995, and the related consolidated statements of operations and changes in retained earnings, and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.



/s/Maxfield and Co. P.C.
July 23, 1997

                              EXCALIBUR INDUSTRIES
                              --------------------

                           Consolidated Balance Sheets
                           May 31, 1997, 1996 and 1995
                                   (Unaudited)


                                                      1997          1996         1995
                                                   ---------     ---------    ----------

                                     ASSETS
                                     ------

Current Assets
  Cash and certificates of deposit                 $  12,051     $  15,241     $  13,168
  Note receivable - current portion                    2,082         1,948         1,799
  Investment in U.S. Treasury Bills                   39,687        64,766        99,104
                                                    --------      --------      --------
            Total Current Assets                      53,820        81,955       114,071
                                                    --------      --------      --------

Property and Equipment
  Mining properties and interests                    108,533       108,533       108,533
  Furniture and fixtures                               2,354         2,354         2,354
  Mining equipment                                     1,347         1,347         1,347
                                                    --------      --------      --------
                                                     112,234       112,234       112,234
  Accumulated depreciation                            (3,661)       (3,661)       (3,661)
                                                    --------      --------      --------
            Total Property and Equipment             108,573       108,573       108,573
                                                    --------      --------      --------


Other Assets
  Note receivable - less current portion               3,248         4,995         6,943
  Deposits                                                60            60            60
                                                    --------      --------      --------
            Total Other Assets                         3,308         5,055         7,003
                                                    --------      --------      --------

            Total Assets                           $ 165,701     $ 195,583     $ 229,647
                                                    ========      ========      ========




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Accounts payable                                 $    --       $    --       $    --
  Income tax payable                                     100           100           100
  Other taxes payable                                    135           210           162
                                                    --------      --------      --------
            Total Current Liabilities                    235           310           262
                                                    --------      --------      --------

Stockholders' Equity
  Common stock - $.01 par value,
    authorized 10,000,000 shares,
      issued 5,997,361 shares including
      shares in treasury                              59,974        59,974        59,974
  Capital received in excess of par value             83,810        83,810        83,810
  Retained earnings                                   21,782        51,589        85,701
  Treasury stock, 10,000 shares, at cost                (100)         (100)         (100)
                                                    --------      --------      --------
            Total Stockholders' Equity               165,466       195,273       229,385
                                                    --------      --------      --------

            Total Liabilities and Stockholders'
              Equity                               $ 165,701     $ 195,583     $ 229,647
                                                    ========      ========      ========


See accompanying notes and accountants' compilation report.

                              EXCALIBUR INDUSTRIES
                              --------------------

     Consolidated Statements of Operations and Changes in Retained Earnings
                     Years Ended May 31, 1997, 1996 and 1995
                                   (Unaudited)



                                                       1997          1996          1995
                                                   -----------   -----------   -----------
Revenues
  Royalties                                        $      --     $      --     $      --
                                                    ----------    ----------    ----------
Operating Expenses
  Mining and related expenses                             --            --             156
  General and administrative                            32,352        38,449        36,731
                                                    ----------    ----------    ----------

            Total Operating Expenses                    32,352        38,449        36,887
                                                    ----------    ----------    ----------

            Loss From Operations                       (32,352)      (38,449)      (36,887)
                                                    ----------    ----------    ----------
Other Income
  Gain on sale of assets                                  --            --          17,653
  Interest income                                        2,645         4,437         5,457
                                                    ----------    ----------    ----------

            Total Other Income                           2,645         4,437        23,110
                                                    ----------    ----------    ----------

            Income (Loss) Before Income Taxes          (29,707)      (34,012)      (13,777)

Provision For Income Taxes                                 100           100           100
                                                    ----------    ----------    ----------

            Net Income (Loss)                          (29,807)      (34,112)      (13,877)

Retained Earnings - Beginning of Year                   51,589        85,701        99,578
                                                    ----------    ----------    ----------

Retained Earnings - End of Year                    $    21,782   $    51,589   $    85,701
                                                    ==========    ==========    ==========

Net Income (Loss) Per Share of Common Stock        $   (0.0036)      (0.0057)  $   (0.0023)
                                                    ==========    ==========    ==========

Outstanding Number of Common Shares                  5,987,361     5,987,361     5,987,361
                                                    ==========    ==========    ==========















See accompanying notes and accountants' compilation report.

                              EXCALIBUR INDUSTRIES
                              --------------------

                      Consolidated Statements of Cash Flows
                     Years Ended May 31, 1997, 1996 and 1995
                                   (Unaudited)



                                                      1997           1996          1995
                                                   ---------      ---------      ---------

Cash Flows From Operating Activities
  Net income (loss)                                $ (29,807)     $ (34,112)    $ (13,877)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      Gain on sale of assets                            --             --         (17,653)
    (Increase) decrease in:
      Notes receivable                                 1,613          1,799        (8,742)
      Deposits                                          --             --              60
    Increase (decrease) in:
      Other taxes payable                                (75)            48        (    2)
                                                    --------      ---------     ---------
        Net Cash Used By Operating
          Activities                                 (28,269)       (32,265)      (40,214)
                                                    --------      ---------     ---------

Cash Flows From Investing Activities
  Proceeds from (Payments for) U.S. Treasury Bills    25,079         34,338       (99,104)
  Proceeds from sale of assets                          --             --          17,653
                                                    --------      ---------     ---------
        Net Cash Provided (Used) by
          Investing Activities                        25,079         34,338       (81,451)
                                                    --------      ---------     ---------

        Net Increase (Decrease) In Cash               (3,190)         2,073      (121,665)

Cash - Beginning of Year                              15,241         13,168       134,833
                                                    --------      ---------     ---------

Cash - End of Year                                 $  12,051     $   15,241     $  13,168
                                                    ========      =========     =========

Supplemental Disclosures
  Income taxes paid                                $     100     $      100     $     100















See accompanying notes and accountants' compilation report.

                              EXCALIBUR INDUSTRIES
                              --------------------

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

     Consolidation
     -------------
     The consolidated financial statements presented herein include the accounts of Excalibur Industries (Excalibur) and its wholly owned subsidiary, Mountain West Mines, Inc., (Mountain West), a Nevada corporation, qualified to do business in the states of Utah and Wyoming. All significant intercompany transactions have been eliminated from these statements.

     Mining Properties and Interests
     -------------------------------
     Mining claims, leases, and royalty interests are stated at cost, unless in the judgement of the Directors a lesser amount is felt to be more appropriate due to a permanent decline in value. No depletion has been charged against income for financial statement purposes, but is deducted for Federal income tax purposes when allowable. The full carrying value is charged against income at the time of sale or disposition of an asset. If a perpetual overriding royalty is retained the recorded costs of the asset are treated the same for financial statement purposes as for income tax purposes and are not reduced in value until production royalties are received.

     Depreciable Property and Equipment
     ----------------------------------
     Depreciable property and equipment are stated at cost. Depreciation for income tax purposes is consistent with that used for financial statement purposes and has been computed using the straight-line method.

     Deferred Income Taxes
     ---------------------
     Deferred income taxes are provided as a result of timing differences in reporting income for financial statement and tax purposes. Currently no deferred income taxes payable (or receivable) are recognized.

     Earnings Per Share
     ------------------
     Earnings per share of common stock are computed using the weighted average number of common shares outstanding during the period. Primary and full diluted earnings per share are shown as the same figure if the dilative effect of any common stock equivalents or convertible securities are less than three percent. The Company currently has no dilative equivalents.


Note 2 - Mining Properties and Interests
----------------------------------------

     Uranium
     -------
     The Company owns various royalty and other interests in patented and unpatented mining claims and mineral leased acreage, located in the Powder River Basin, Johnson and Campbell Counties, Wyoming. Future earned royalties are subject to offset by the amount of certain advance minimum royalty revenues. These properties were assigned a value of $347,032 following the acquisition of Mountain West by Excalibur. Various acreage has been dropped during the past years as such acreage was determined to be of no value. The capitalized costs of these properties have been reallocated to the remaining acreage still retained by the Company. The Board of Directors determined that a more realistic value should be placed on the books and elected to reduce the reporting value for financial statement purposes by $247,032.

                              EXCALIBUR INDUSTRIES
                              --------------------

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



Note 2 - Mining Properties and Interests (Continued)
----------------------------------------------------

     Silver
     ------
     The Company owns various interests in patented mining claims located in the Red Mountain and Uncompahgre Mining Districts, Ouray, Colorado.

     Other Holdings
     --------------
     The Company owns various other interests in mining properties (silver and uranium) including several interests with no cost basis. During the year ended May 31, 1995 the Company sold one of those properties for a net price of $17,653.

     A summary of capitalized costs in the above properties as of May 31, 1997, 1996 and 1995 follows:

                         Uranium                   $ 100,000
                         Silver                        8,384
                         Other                           149
                                                    --------

                           Total                   $ 108,533
                                                    ========


Note 3 - General and Administrative Expense
-------------------------------------------

     General and administrative expenses for the years ended May 31, 1997, 1996 and 1995 follows:

                                             1997          1996          1995
                                           --------      --------      --------

       Salaries                            $ 17,800      $ 19,800      $ 19,800
       Reports and publications               1,187         1,283         1,417
       Professional                           4,571         4,869         4,325
       Telephone, office
         supplies and other                   8,794        12,497        11,189
                                            -------       -------       -------

           Total                           $ 32,352      $ 38,449      $ 36,731
                                            =======       =======       =======



Note 4 - Income Taxes
---------------------

     Currently, no deferred income taxes payable (or receivable) are recognized as a result of timing differences in reporting income for financial accounting and tax purposes.

     Deferred income taxes on unrealized losses in the amount of $247,032 due to the reduction in value of royalty interests has not been recognized in the financial statements due to the uncertainty of any future tax benefit. Likewise, deferred income taxes are not affected as a result of statutory depletion deductions taken for tax purposes.

                              EXCALIBUR INDUSTRIES
                              --------------------

                   Notes to Consolidated Financial Statements
                                   (Unaudited)




Note 4 - Income Taxes (Continued)
---------------------------------

     At May 31, 1997 the Company has loss carryforwards of approximately $162,000 for Federal tax purposes and $122,000 for State tax purposes that may be offset against future taxable income (expiring on various dates through 2,012).

EXCALIBUR INDUSTRIES
                                                                       FORM 10-K
                                                                        PART III

ITEM 9 - Disagreements on Accounting and Financial Disclosure
-------------------------------------------------------------

     None

ITEM 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

(a,b & e)     Name          Age             Position
          ----------------  ---  --------------------------------------
          Joseph P. Hubert   65  President, Chief Executive Officer and
                                 Chairman of Board of Directors

          Jack D. Powers     71  Vice-President and Director

          Joyce Jones        70  Secretary-Treasurer, Chief Financial
                                 Officer, and Director

Joseph P. Hubert is President and Chief Executive Officer. He has been a self-employed mining geologist for more than seven years. He served on the Board of Directors of Mountain West Mines, Inc. from 1966 until 1971, either as President or Vice-President during that period. Mr. Hubert was elected to the Presidency and Board of Directors of Excalibur at the 1982 annual meeting and following Directors' meeting.

Jack D. Powers is Vice-President. He obtained a BA degree in business and accounting from the University of Minnesota and a BS degree in mechanical engineering from Michigan Tech. He has worked as a driller for Longyear Drilling Co., Boyles Bros. and Joy for many years and presently is a self employed drilling consultant.

Joyce Jones was elected Secretary-Treasurer at the 1988 annual meeting. She has served as bookkeeper for the Company since 1971. She is currently employed by a Certified Public Accountant in Moab, Utah.

(c)  Excalibur has no full time employees.

(d) There is no family relationship between any Director and Executive Officer and/or any other Director or Executive Officer or nominee for Director.

(f) No Officer, Director or nominee for Director has been involved in any legal proceedings involving Federal bankruptcy laws, or any State insolvency laws, or has been convicted or named in a criminal proceeding, or is the subject of any order, judgement, or decree limiting him in any activity, or from engaging in any type of business practice, or from engaging in any activity in connection with the purchase or sale of any security, or in connection with any violation of Federal or State security laws.

ITEM 11 - Management Remuneration
---------------------------------

(a)  Remuneration paid by Excalibur (none paid by Mountain West Mines, Inc.)

     (1)  Cash Compensation
     (i)  None
     (ii) All Officers and Directors (3) $19,940

(2)  Bonuses and Deferred Compensation - None

EXCALIBUR INDUSTRIES
                                                                       FORM 10-K
                                                                        PART III

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners:

                                                       *Amount and   Percent
                                                       Nature of     of class
                      Name and Address                 Beneficial    as of
     Title of Class   of Beneficial Owner              Ownership     7/20/97
     --------------   -------------------              -----------   --------

     Common           Joseph P. Hubert                 1,179,000     19.69%
                      1800 Lakeview Drive               Direct
                      Duluth, MN. 55803

     Common           Allen E. Nugent, Trustee of the   *868,000     14.50%
                      Claude E. Nugent Trust           Direct
                      10238 South 2375 East
                      Sandy, Utah 84092

     Common           Robert H. Ruggeri                  33 ,683      5.62%
                      3314 Music Lane                 Direct
                      Grand Junction, CO 81506

     Common           Jack D. Payne                      302,540      5.05%
                      Box 2951                         Direct
                      Grand Junction, CO 81501

     *Includes 24,000 shares owned by Allen Nugent's wife, and 24,000 shares owned by Allen E. Nugent, son of Claude E. Nugent.

(b)  Security Ownership of Management:

                                                       *Amount and   Percent
                                                       Nature of     of class
                      Name and Address                 Beneficial    as of
     Title of Class   of Beneficial Owner              Ownership     7/20/97
     --------------   -------------------              -----------   --------

     Common           Joseph P. Hubert                 1,179,000     19.69%

     Common           Jack D. Powers                   25,000          .42%

     Common           Joyce Jones                      75,792         1.27%

     Common           Directors and Offic              1,279,792     21.38%

     *Information as to beneficial ownership is based upon statements furnished by each Director. Information with such ownership rests peculiarly within their knowledge and the Registrant disclaims responsibility for the accuracy and completeness thereof.

(c)  Changes in Control:

     No arrangements are known to Registrant which may at a subsequent date result in a change in control of the Registrant.

EXCALIBUR INDUSTRIES
                                                                       FORM 10-K
                                                                        PART III

ITEM 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

(a)  Transactions with Management and Others
     None

(b)  Certain Business Relationships
     None

(c)  Indebtedness of Management
     None

(d)  Transactions with Promoters
     None

ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on Form 10-K
---------------------------------------------------------------------------

(a) 1. Unaudited Consolidated Financial Statements for the fiscal years ended May 31, 1997, 1996 and 1995, including:

            Accountants' Compilation Report
            Consolidated Balance Sheets
            Consolidated Statements of Operations and Changes in
             Retained Earnings
            Consolidated Statement of Cash Flows
            Notes to Consolidated Financial Statements

     2. None

     3. None

(b) No reports on Form 8-K have been filed during the quarter ended May 31, 1997.

(c)  None

(d)  None

EXCALIBUR INDUSTRIES
                                                                       FORM 10-K

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date     7/20/97                           By /s/Joseph P. Hubert
     ----------------                        -----------------------------------
                                           Joseph P. Hubert
                                           President, Chief Executive Officer
                                           and Chairman of Board of Directors



Date     7/23/97                           By /s/Joyce Jones
     ----------------                        -----------------------------------
                                           Joyce Jones
                                           Secretary-Treasurer,
                                           Chief Financial Officer,
                                           and Director