Form 10-K
period 1998-05-31
EXCALIBUR INDUSTRIES
filed 1998-08-14
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1998             Commission file Number 1-7602

                              EXCALIBUR INDUSTRIES
                              --------------------
             (Exact name of registrant as specified in its charter)

             Utah                                           87-0292122
             ----                                           ----------
(State or other jurisdiction of                          (I. R. S. Employer
incorporation or organization)                         Identification Number)

     P. O. Box 1474 Moab, Utah                                 84532
     -------------------------                                 -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          801-259-7896
                                                            ------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of each exchange on which registered
     -------------------               -----------------------------------------
    Common stock (Par value                            None
        $.01 per share)

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

                           Yes  X                    No
                           -------                   -------

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of May 31, 1998, no bid or asked prices are available.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 31, 1998, the registrant had total outstanding shares of 5,987,361, $0.01 par value common stock.

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

                            Patented     Cut-Off         Average      In Place
         Deposit Area       Claims       Thick-Grade     Grade %      Lbs. U308
         ----------------   --------     -----------     -------      ---------
         Greasewood Creek      36        2.0' - .05%      0.11%        3,400,000
         North Butte           49        6.0' - .10%      0.20%       ll,000,000

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

         Power Resources has been acquiring uranium properties in the Powder River Basin, most notably the formerly Exxon-Highland Mine. Power Resources is currently producing uranium from the Highland project. Power Resources has challenged Excalibur's royalty position. Hopefully, this will not require a judicial resolution.

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

ITEM 2 - Properties
-------------------

Mountain West Mines, Inc. (Mountain West) a wholly owned subsidiary of Excalibur, owns a royalty interest in approximately 85 patented lode mining claims, and 8 unpatented lode mining claims in the Powder River Basin in Johnson and Campbell Counties, Wyoming. These properties had capitalized costs of $347,032, and are directly related to the

EXCALIBUR INDUSTRIES                                                   FORM 10-K
                                                                       PART I

ITEM 2 - Properties (Continued)
-------------------------------

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

          North Butte Deposit Area
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

ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a-d) No matters were submitted to a vote of security holders during the quarter ended May 31, 1998 through solicitation of proxies or otherwise. The last annual shareholder's meeting of the Company was held November 15, 1997.

ITEM 5 - Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

(a)      Principal Market:

         The stock of the Corporation was formerly traded on the Intermountain Stock Exchange in Salt Lake City, Utah. At the present time the stock is not traded on a listed stock exchange and the Company knows of no market maker.

(b) Approximate number of shareholders of record as of July 26, 1998 is 1093.

EXCALIBUR INDUSTRIES                                                   FORM 10-K
                                                                       PART II

ITEM 5 - Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters (Continued)
-------------------

(c-1)    No dividends have been paid or declared in the past 5 fiscal years.

(c-2)    Management anticipates no payment of dividends in the near future.

ITEM 6 - Selected Financial Data For The Years Ended May 31:
------------------------------------------------------------


                             1998        1997        1996        1995        1994
                          ----------  ----------  ----------  ----------  -------

Total Revenues            $        0  $        0  $        0  $        0  $        0

Total Operating Expense       29,483      32,352      38,449      36,887      44,382
                           ---------   ---------   ---------   ---------   ---------

  Loss From Operations       (29,483)    (32,352)    (38,449)    (36,887)    (44,382)

Other Income                   1,280       2,645       4,437      23,110     177,072
                           ---------   ---------   ---------   ---------   ---------

  Income (Loss) -
    Before Income Taxes      (28,203)    (29,707)    (34,012)    (13,777)    132,690

Provision For Income Taxes       100         100         100         100         100
                           ---------   ---------   ---------   ---------   ---------

  Net Income (Loss)          (28,303)    (29,807)    (34,112)    (13,877)    132,590

Retained Earnings (Deficit)
  Beginning of Year           21,782      51,589      85,701      99,578     (33,012)
                           ---------   ---------   ---------   ---------   ---------

Retained Earnings (Deficit)
  End of Year             $   (6,521) $   21,782  $   51,589  $   85,701  $   99,578
                           =========   =========   =========   =========   =========

Average Shares of Common
  Stock Outstanding        5,987,361   5,987,361   5,987,361   5,987,361   5,987,361
                           =========   =========   =========   =========   =========

Net Income (Loss) Per Share
  of Common Stock         $  (0.0047) $  (0.0050) $  (0.0057) $  (0.0023) $  (0.0221)
                           =========   =========   =========   =========   =========

Total Assets -
  End of Year             $  137,369  $  165,701  $  195,583  $  229,647  $  243,526
                           =========   =========   =========   =========   =========

Long-Term Obligations     $        0  $        0  $        0  $        0  $        0
                           =========   =========   =========   =========   =========
Cash Dividends Declared
  Per Share of
  Common Stock            $        0  $        0  $        0  $        0  $        0
                           =========   =========   =========   =========   =========

EXCALIBUR INDUSTRIES                                                   FORM 10-K
                                                                       PART II

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

EXCALIBUR INDUSTRIES                                                   FORM 10-K
                                                                       PART II

ITEM 8 - Financial Statements and Supplementary Data
----------------------------------------------------

                         ACCOUNTANTS' COMPILATION REPORT
                         -------------------------------




To the Board of Directors and Stockholders
Excalibur Industries

We have compiled the accompanying consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc. as of May 31, 1998, 1997 and 1996, and the related consolidated statements of operations and changes in retained earnings, and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.



July 20, 1998

                              EXCALIBUR INDUSTRIES
                              --------------------

                           Consolidated Balance Sheets
                           May 31, 1998, 1997 and 1996
                                   (Unaudited)


                                                      1998          1997          1996
                                                   ---------      ---------     --------
                                     ASSETS
Current Assets
  Cash and certificates of deposit                 $  25,308     $  12,051     $  15,241
  Note receivable - current portion                    2,435         2,082         1,948
  Investment in U.S. Treasury Bills                     --          39,687        64,766
                                                    --------      --------      --------
            Total Current Assets                      27,743        53,820        81,955
                                                    --------      --------      --------

Property and Equipment
  Mining properties and interests                    108,533       108,533       108,533
  Furniture and fixtures                               2,354         2,354         2,354
  Mining equipment                                     1,347         1,347         1,347
                                                    --------      --------      --------
                                                     112,234       112,234       112,234
  Accumulated depreciation                            (3,661)       (3,661)       (3,661)
                                                    --------      --------      --------
            Total Property and Equipment             108,573       108,573       108,573
                                                    --------      --------      --------

Other Assets
  Note receivable - less current portion                 993         3,248         4,995
  Deposits                                                60            60            60
                                                    --------      --------      --------
            Total Other Assets                         1,053         3,308         5,055
                                                    --------      --------      --------
            Total Assets                           $ 137,369     $ 165,701     $ 195,583
                                                    ========      ========      ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $     --       $    --       $    --
  Income tax payable                                     100           100           100
  Other taxes payable                                    106           135           210
                                                    --------      --------      --------
            Total Current Liabilities                    206           235           310
                                                    --------      --------      --------

Stockholders' Equity
  Common stock - $.01 par value,
    authorized 10,000,000 shares,
         issued 5,997,361 shares including
         shares in treasury                           59,974        59,974        59,974
  Capital received in excess of par value             83,810        83,810        83,810
  Retained earnings                                   (6,521)       21,782        51,589
  Treasury stock, 10,000 shares, at cost                (100)         (100)         (100)
                                                    --------      --------      --------
                Total Stockholders' Equity           137,163       165,466       195,273
                                                    --------      --------      --------
                Total Liabilities and Stockholders'
                  Equity                           $ 137,369     $ 165,701     $ 195,583
                                                    ========      ========      ========


See accompanying notes and accountants' compilation report.

                              EXCALIBUR INDUSTRIES
                              --------------------

     Consolidated Statements of Operations and Changes in Retained Earnings
                     Years Ended May 31, 1998, 1997 and 1996
                                   (Unaudited)

                                                       1998          1997          1996
                                                   -----------   -----------   --------
Revenues
  Royalties                                        $      --     $      --     $      --
                                                   ----------    ----------    ---------
Operating Expenses
  Mining and related expenses                             --            --            --
  General and administrative                          29,483        32,352        38,449
                                                   ----------    ----------    ---------
               Total Operating Expenses               29,483        32,352        38,449
                                                   ----------    ----------    ---------
               Loss From Operations                  (29,483)      (32,352)      (38,449)
                                                   ----------    ----------    ---------
Other Income
  Gain on sale of assets                                  --            --            --
  Interest income                                      1,280         2,645         4,437
                                                   ----------    ----------    ---------
               Total Other Income                      1,280         2,645         4,437
                                                   ----------    ----------    ---------
               Income (Loss) Before Income Taxes     (28,203)      (29,707)      (34,012)
Provision For Income Taxes                               100           100           100
                                                   ----------    ----------    ---------
               Net Income (Loss)                     (28,303)      (29,807)      (34,112)
Retained Earnings - Beginning of Year                 21,782        51,589        85,701
                                                   ----------    ----------    ---------
Retained Earnings - End of Year                  $    (6,521)  $    21,782   $    51,589
                                                   ==========    ==========    =========
Net Income (Loss) Per Share of Common Stock      $   (0.0047)      (0.0050)  $   (0.0057)
                                                   ==========    ==========    =========

Outstanding Number of Common Shares                5,987,361     5,987,361     5,987,361
                                                   ==========    ==========    =========


See accompanying notes and accountants' compilation report.

                              EXCALIBUR INDUSTRIES
                              --------------------

                      Consolidated Statements of Cash Flows
                     Years Ended May 31, 1998, 1997 and 1996
                                   (Unaudited)

                                                      1998          1997          1996
                                                   ---------     ---------     -------
Cash Flows From Operating Activities
  Net income (loss)                                $ (28,303)    $  (29,807)   $ (34,112)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      (Increase) decrease in:
           Notes receivable                            1,902          1,613        1,799
      Increase (decrease) in:
           Other taxes payable                           (29)           (75)          48
                                                    --------      ---------     --------
              Net Cash Used By Operating
                Activities                           (26,430)       (28,269)     (32,265)
                                                    --------      ---------     --------
Cash Flows From Investing Activities
  Proceeds from U. S. Treasury Bills                  39,687         25,079       34,338
                                                    --------      ---------     --------
              Net Cash Provided by
            Investing Activities                      39,687         25,079       34,338
                                                    --------      ---------     --------
              Net Increase (Decrease) In Cash         13,257         (3,190)       2,073

Cash - Beginning of Year                              12,051         15,241       13,168
                                                    --------      ---------     --------

Cash - End of Year                                 $  25,308     $   12,051    $  15,241
                                                    ========      =========     ========
Supplemental Disclosures
  Income taxes paid                                $     100     $      100    $     100


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

     A summary of capitalized costs in the above properties as of May 31, 1998, 1997 and 1996 follows:

                         Uranium                   $ 100,000
                         Silver                        8,384
                         Other                           149
                                                    --------
                           Total                   $ 108,533
                                                    ========

Note 3 - General and Administrative Expense
-------------------------------------------

     General and administrative expenses for the years ended May 31, 1998, 1997 and 1996 follows:

                                           1998          1997          1996
                                         --------      --------      -------
       Salaries                          $ 13,750      $ 17,800     $ 19,800
       Reports and publications               977         1,187        1,283
       Professional                         5,255         4,571        4,869
       Telephone, office
         supplies and other                 9,501         8,794       12,497
                                          -------       -------      -------
           Total                         $ 29,483      $ 32,352     $ 38,449
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

                              EXCALIBUR INDUSTRIES
                              --------------------

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



Note 4 - Income Taxes (Continued)
---------------------------------

     At May 31, 1998 the Company has loss carryforwards of approximately $190,000 for Federal tax purposes and $105,000 for State tax purposes that may be offset against future taxable income (expiring on various dates through 2,013).

Note 5 - Operating Funds
------------------------

     Company management has developed a plan to reduce or delay administrative costs to insure that the Company will continue to meet its obligations during the coming year, as well as a plan to obtain additional operating funds, if needed, through the sale of certain of its mining properties.

EXCALIBUR INDUSTRIES                                                   FORM 10-K
                                                                       PART III

ITEM 9 - Disagreements on Accounting and Financial Disclosure
-------------------------------------------------------------

        None

ITEM 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

(a,b & e)     Name            Age             Position
              ----            ---             --------

          Joseph P. Hubert     66      President, Chief Executive Officer and
                                       Chairman of Board of Directors

          Jack D. Powers       72      Vice-President and Director

          Joyce Jones          71      Secretary-Treasurer, Chief Financial
                                       Officer, and Director

Joseph P. Hubert is President and Chief Executive Officer. He has been a self-employed mining geologist for more than eight years. He served on the Board of Directors of Mountain West Mines, Inc. from 1966 until 1971, either as President or Vice-President during that period. Mr. Hubert was elected to the Presidency and Board of Directors of Excalibur at the 1982 annual meeting and following Directors' meeting.

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

     (1)  Cash Compensation
     (i)  None
     (ii) All Officers and Directors (3) $14,830

(2)  Bonuses and Deferred Compensation - None

EXCALIBUR INDUSTRIES                                                   FORM 10-K
                                                                       PART III

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners:

                                                                   *Amount and           Percent
                                                                   Nature of             of class
                                 Name and Address                  Beneficial            as of
      Title of Class             of Beneficial Owner               Ownership             7/26/98
      --------------             -------------------               ---------             -------
      Common                     Joseph P. Hubert                   1,179,000             19.69%
                                 1800 Lakeview Drive                   Direct
                                 Duluth, MN. 55803

      Common                     Allen E. Nugent, Trustee of the     *868,000             14.50%
                                 Claude E. Nugent Trust                Direct
                                 10238 South 2375 East
                                 Sandy, Utah 84092

      Common                     Robert H. Ruggeri                    336,683              5.62%
                                 3314 Music Lane                       Direct
                                 Grand Junction, CO 81506

      Common                     Jack D. Payne                        302,540              5.05%
                                 Box 2951                              Direct
                                 Grand Junction, CO 81501

     *Includes 24,000 shares owned by Allen Nugent's wife, and 24,000 shares owned by Allen E. Nugent, son of Claude E. Nugent.

(b)  Security Ownership of Management:

                                                          *Amount and   Percent
                                                          Nature of     of class
                         Name and Address                 Beneficial    as of
      Title of Class     of Beneficial Owner              Ownership     7/26/98
      --------------     -------------------              ---------     -------
      Common             Joseph P. Hubert                 1,179,000      19.69%

      Common             Jack D. Powers                      25,000        .42%

      Common             Joyce Jones                         75,792       1.27%

      Common             Directors and Officers Group     1,279,792      21.38%

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

(b)  Certain Business Relationships
     None

(c)  Indebtedness of Management
     None

(d)  Transactions with Promoters
     None

ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on Form 10-K
---------------------------------------------------------------------------

(a) 1. Unaudited Consolidated Financial Statements for the fiscal years ended May 31, 1998, 1997 and 1996, including:

          Accountants' Compilation Report
          Consolidated Balance Sheets
          Consolidated Statements of Operations and Changes in Retained Earnings Consolidated Statement of Cash Flows
          Notes to Consolidated Financial Statements

     2. None

     3. None

(b) No reports on Form 8-K have been filed during the quarter ended May 31, 1998.

(c)  None

(d)  None

EXCALIBUR INDUSTRIES                                                   FORM 10-K

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date  7/24/1998                            By  \s\
---------------                            -------------------------------------
                                           Joseph P. Hubert
                                           President, Chief Executive Officer
                                           and Chairman of Board of Directors


Date  8/08/1998                            By  \s\
---------------                            -------------------------------------
                                           Joyce Jones
                                           Secretary-Treasurer,
                                           Chief Financial Officer,
                                           and Director