Form 10-K
period 1999-05-31
EXCALIBUR INDUSTRIES
filed 1999-08-11
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1999             Commission file Number 1-7602


                              EXCALIBUR INDUSTRIES
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Utah                                            87-0292122
 -------------------------------                         ------------------
 (State or other jurisdiction of                         (I. R. S. Employer
  incorporation or organization)                        Identification Number)

5323 Fossil Ridge Dr., Ft. Collins, CO                        80525-3839
--------------------------------------                        ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code              970-204-1044
                                                                ------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of each exchange on which registered
   -----------------------             -----------------------------------------
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

           Yes  X         No
              -----         -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of May 31, 1999, no bid or asked prices are available.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 31, 1999, the registrant had total outstanding shares of 5,987,361, $0.01 par value common stock.

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

ITEM 2 - Properties
-------------------

Mountain West Mines, Inc. (Mountain West) a wholly owned subsidiary of Excalibur, owns a royalty interest in approximately 85 patented lode mining claims, and 8 unpatented lode mining claims in the Powder River Basin in Johnson and Campbell Counties, Wyoming. These properties had capitalized costs of $347,032, and are directly related to the advance royalties received from Cliffs as described in Item 1 of this Form 10-K. The extent of any ore bodies and related possible production royalties is not determinable at this time. The Board of Directors had determined, however, that a more realistic value should be placed on the books for financial reporting and elected to reduce the reported value for financial statement purposes to $100,000.

EXCALIBUR INDUSTRIES                                                   FORM 10-K
                                                                       PART I

ITEM 2 - Properties (Continued)
-------------------------------

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

On August 5, 1991, Pathfinder Mines, Inc., 255 Glendale Avenue, Suite 26, Sparks, Nevada 89431, a subsidiary of COGEMA-France, abandoned the 75 claims recently acquired in the Uranerz, U.S.A. agreement. Excalibut has no continuing interest in their project.

EXCALIBUR INDUSTRIES                                                   FORM 10-K
                                                                       PART I

ITEM 2 - Properties (Continued)
-------------------------------

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

ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a-d) No matters were submitted to a vote of security holders during the quarter ended May 31, 1999 through solicitation of proxies or otherwise. The last annual shareholder's meeting of the Company was held November 14, 1998.

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

(b)   Approximate number of shareholders of record as of July 3, 1999 is 1093.

ITEM 5 - Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters (Continued)
-------------------

(c-1) No dividends have been paid or declared in the past 5 fiscal years.

(c-2) Management anticipates no payment of dividends in the near future.

EXCALIBUR INDUSTRIES                                                   FORM 10-k
                                                                       PART II

ITEM 6 - Selected Financial Data For The Years Ended May 31:
------------------------------------------------------------

                             1999        1998        1997        1996        1995
                          ----------  ----------  ----------  ----------  ----------
Total Revenues            $        0  $        0  $        0  $        0  $        0

Total Operating Expense       14,928      29,483      32,352      38,449      36,887
                           ---------   ---------   ---------   ---------   ---------

  Loss From Operations       (14,928)    (29,483)    (32,352)    (38,449)    (36,887)

Other Income                     201       1,280       2,645       4,437      23,110
                           ---------   ---------   ---------   ---------   ---------

  Income (Loss) -
    Before Income Taxes      (14,727)    (28,203)    (29,707)    (34,012)    (13,777)

Provision For Income Taxes       100         100         100         100         100
                           ---------   ---------   ---------   ---------   ---------

  Net Income (Loss)          (14,827)    (28,303)    (29,807)    (34,112)    (13,877)

Retained Earnings (Deficit)
  Beginning of Year           (6,521)     21,782      51,589      85,701      99,578
                           ---------   ---------   ---------   ---------   ---------

Retained Earnings (Deficit)
  End of Year             $  (21,348) $   (6,521  $   21,782  $   51,589  $   85,701
                           =========   =========   =========   =========   =========

Average Shares of Common
  Stock Outstanding        5,987,361   5,987,361   5,987,361   5,987,361   5,987,361
                           =========   =========   =========   =========   =========

Net Income (Loss) Per Share
  of Common Stock         $  (0.0025) $  (0.0047) $  (0.0050) $  (0.0057) $  (0.0023)
                           =========   =========   =========   =========   =========

Total Assets -
  End of Year             $  122,436  $  137,369  $  165,701  $  195,583  $  229,647
                           =========   =========   =========   =========   =========

Long-Term Obligations     $        0  $        0  $        0  $        0  $        0
                           =========   =========   =========   =========   =========

Cash Dividends Declared
  Per Share of
  Common Stock            $        0  $        0  $        0  $        0  $        0
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

EXCALIBUR INDUSTRIES                                                   FORM 10-K
                                                                       PART II

ITEM 8 - Financial Statements and Supplementary Data
----------------------------------------------------

                         ACCOUNTANTS' COMPILATION REPORT
                         -------------------------------



To the Board of Directors and Stockholders
Excalibur Industries

We have compiled the accompanying consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc. as of May 31, 1999, 1998 and 1997, and the related consolidated statements of operations and changes in retained earnings (deficit), and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.



Maxfield and Co., P.C.
Certified Public Accountants
Grand Junction, Colorado
July 7, 1999

                              EXCALIBUR INDUSTRIES
                              --------------------

                           Consolidated Balance Sheets
                           May 31, 1999, 1998 and 1997
                                   (Unaudited)

                                                      1999          1998          1997
                                                   ---------     ---------     ---------
                                     ASSETS
                                     ------
Current Assets
  Cash and certificates of deposit                 $  12,810     $  25,308     $  12,051
  Note receivable - current portion                      993         2,435         2,082
  Investment in U.S. Treasury Bills                     --            --          39,687
                                                    --------      --------      --------
                Total Current Assets                  13,803        27,743        53,820
                                                    --------      --------      --------

Property and Equipment
  Mining properties and interests                    108,533       108,533       108,533
  Furniture and fixtures                               2,354         2,354         2,354
  Mining equipment                                     1,347         1,347         1,347
                                                    --------      --------      --------
                                                     112,234       112,234       112,234
  Accumulated depreciation                            (3,661)       (3,661)       (3,661)
                                                    --------      --------      --------
                  Total Property and Equipment       108,573       108,573       108,573
                                                    --------      --------      --------

Other Assets
  Note receivable - less current portion                --             993         3,248
  Deposits                                                60            60            60
                                                    --------      --------      --------
                  Total Other Assets                      60         1,053         3,308
                                                    --------      --------      --------

                Total Assets                       $ 122,436     $ 137,369     $ 165,701
                                                    ========      ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Income tax payable                               $     100     $     100     $     100
  Other taxes payable                                   --             106           135
                                                    --------      --------      --------
                Total Current Liabilities                100           206           235
                                                    --------      --------      --------

Stockholders' Equity
  Common stock - $.01 par value,
    authorized 10,000,000 shares,
         issued 5,997,361 shares including
         shares in treasury                           59,974        59,974        59,974
  Capital received in excess of par value             83,810        83,810        83,810
  Retained earnings (deficit)                        (21,348)       (6,521)       21,782
  Treasury stock, 10,000 shares, at cost                (100)         (100)         (100)
                                                    --------      --------      --------
                Total Stockholders' Equity           122,336       137,163       165,466
                                                    --------      --------      --------

                Total Liabilities and Stockholders'
                  Equity                           $ 122,436     $ 137,369     $ 165,701
                                                    ========      ========      ========


          See accompanying notes and accountants' compilation report.

                              EXCALIBUR INDUSTRIES
                              --------------------

Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
                     Years Ended May 31, 1999, 1998 and 1997
                                   (Unaudited)

                                                       1999              1998             1997
                                                    -----------      -----------      -----------
Revenues
  Royalties                                         $      --        $      --        $      --
                                                    -----------      -----------      -----------

Operating Expenses
  Mining and related expenses                              --               --               --
  General and administrative                             14,928           29,483           32,352
                                                    -----------      -----------      -----------

               Total Operating Expenses                  14,928           29,483           32,352
                                                    -----------      -----------      -----------

               Loss From Operations                     (14,928)         (29,483)         (32,352)
                                                    -----------      -----------      -----------

Other Income
  Interest                                                  201            1,280            2,645
                                                    -----------      -----------      -----------

               (Loss) Before Income Taxes               (14,727)         (28,203)         (29,707)

Provision For Income Taxes                                  100              100              100
                                                    -----------      -----------      -----------

               Net (Loss)                               (14,827)         (28,303)         (29,807)

Retained Earnings (Deficit) - Beginning of Year          (6,521)          21,782           51,589
                                                    -----------      -----------      -----------

Retained Earnings (Deficit) - End of Year           $   (21,348)     $    (6,521)     $    21,782
                                                    ===========      ===========      ===========

Net (Loss) Per Share of Common Stock                $   (0.0025)     $   (0.0047)     $   (0.0050)
                                                    ===========      ===========      ===========

Outstanding Number of Common Shares                   5,987,361        5,987,361        5,987,361
                                                    ===========      ===========      ===========


          See accompanying notes and accountants' compilation report.

                              EXCALIBUR INDUSTRIES
                              --------------------

                      Consolidated Statements of Cash Flows
                     Years Ended May 31, 1999, 1998 and 1997
                                   (Unaudited)
                                                    1999          1998          1997
                                                  --------      --------      --------
Cash Flows From Operating Activities
  Net (loss)                                      $(14,827)     $(28,303)     $(29,807)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      (Increase) decrease in:
           Notes receivable                          2,435         1,902         1,613
      Increase (decrease) in:
           Other taxes payable                        (106)          (29)          (75)
                                                  --------      --------      --------

              Net Cash Used By Operating
                Activities                         (12,498)      (26,430)      (28,269)
                                                  --------      --------      --------

Cash Flows From Investing Activities
  Proceeds from U. S. Treasury Bills                  --          39,687        25,079
                                                  --------      --------      --------

              Net Cash Provided by
            Investing Activities                      --          39,687        25,079
                                                  --------      --------      --------

              Net Increase (Decrease) In Cash      (12,498)       13,257        (3,190)

Cash - Beginning of Year                            25,308        12,051        15,241
                                                  --------      --------      --------

Cash - End of Year                                $ 12,810      $ 25,308      $ 12,051
                                                  ========      ========      ========


Supplemental Disclosures
  Income taxes paid                               $    100      $    100      $    100


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

     A summary of capitalized costs in the above properties as of May 31, 1999, 1998 and 1997 follows:

                    Uranium                   $ 100,000
                    Silver                        8,384
                    Other                           149
                                               --------
                      Total                   $ 108,533
                                               ========


Note 3 - General and Administrative Expense
-------------------------------------------

     General and administrative expenses for the years ended May 31, 1999, 1998 and 1997 follows:

                                             1999          1998          1997
                                           --------      --------      --------
       Salaries                            $  2,000      $ 13,750      $ 17,800
       Reports and publications                 996           977         1,187
       Professional                           3,791         5,255         4,571
       Telephone, office
         supplies and other                   8,141         9,501         8,794
                                            -------       -------       -------

           Total                           $ 14,928      $ 29,483      $ 32,352
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

                              EXCALIBUR INDUSTRIES
                              --------------------

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



Note 4 - Income Taxes (Continued)
---------------------------------

     At May 31, 1999 the Company has loss carryforwards of approximately $205,000 for Federal tax purposes and $120,000 for State tax purposes that may be offset against future taxable income (expiring on various dates through 2014).

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

EXCALIBUR INDUSTRIES                                                   FORM 10-K
                                                                       PART III

ITEM 9 - Disagreements on Accounting and Financial Disclosure
-------------------------------------------------------------

        None

ITEM 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

(a,b & e)     Name              Age                 Position
          -------------------   ---  --------------------------------------
          Joseph P. Hubert       68  President, Chief Executive Officer and
                                     Chairman of Board of Directors

          Jack D. Powers         73  Vice-President and Director

          Charles O. Spielman    66  Secretary-Treasurer, Chief Financial
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

Joyce Jones, who was elected Secretary-Treasurer at the 1988 annual meeting, retired on June 30, 1999. She served as bookkeeper for the Company since 1971 and was employed by a Certified Public Accountant in Moab, Utah.

Charles O. Spielman was elected Secretary-Treasurer and to the Board of Directors at a special meeting of the Board effective July 1, 1999. He received his BS degree in Geological Engineering from Colorado School of Mines in 1955 and is a consulting mining geologist.

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

     (1)  Cash Compensation
     (i)  None
     (ii) All Officers and Directors (3) $2,720

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

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners:

                                                      *Amount and   Percent
                                                      Nature of     of class
                     Name and Address                 Beneficial    as of
  Title of Class     of Beneficial Owner              Ownership     7/03/99
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

     *Includes 24,000 shares owned by Allen Nugent's wife, and 24,000 shares owned by Allen E. Nugent, son of Claude E. Nugent.

(b)  Security Ownership of Management:

                                                      *Amount and   Percent
                                                      Nature of     of class
                     Name and Address                 Beneficial    as of
  Title of Class     of Beneficial Owner              Ownership     7/03/99
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

(b)  Certain Business Relationships
     None

(c)  Indebtedness of Management
     None

(d)  Transactions with Promoters
     None

ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on Form 10-K
---------------------------------------------------------------------------

(a) 1. Unaudited Consolidated Financial Statements for the fiscal years ended May 31, 1999, 1998 and 1997, including:

         Accountants' Compilation Report
         Consolidated  Balance Sheets
         Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
         Consolidated Statement of Cash Flows
         Notes to Consolidated Financial Statements

     2.  None

     3.  None

(b) No reports on Form 8-K have been filed during the quarter ended May 31, 1999.

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


Date      7/15/99                          By /s/ Joseph P. Hubert
    --------------------                      -------------------------------
                                           Joseph P. Hubert
                                           President, Chief Executive Officer
                                           and Chairman of Board of Directors



Date   July 28, 1999                        By /s/ Charles O. Spielman
    --------------------                      -------------------------------
                                            Charles O. Spielman
                                            Secretary-Treasurer,
                                            Chief Financial Officer,
                                            and Director