Form 10-K
period 2000-05-31
EXCALIBUR INDUSTRIES
filed 2000-10-02
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2000             Commission file Number 1-7602

                              EXCALIBUR INDUSTRIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Utah                                         87-0292122
---------------------------------------                 -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

5323 Fossil Ridge Dr., Ft. Collins, CO                         80525-3839
--------------------------------------                        -----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           970-204-1044
                                                             ------------

Securities registered pursuant to Section 12 (b) of the Act:

     Title of Each Class              Name of each exchange on which registered
     -------------------              -----------------------------------------
     Common stock (Par value
       $.01 per share)                                None

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes  X     No

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of May 31, 2000, no bid or asked prices are available.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 31, 2000, the registrant had total outstanding shares of 5,987,361, $0.01 par value common stock.

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

                                 URANIUM REPORT

POWDER RIVER BASIN-WYOMING

A.       Pathfinder Mines Corp. (Parent Company COGEMA-France)

         Pathfinder is one of the few moderately active in the United States uranium industry and represents the most promising of Excalibur's lessees for a possible near-term mining operation. Pathfinder currently holds two projects in which Excalibur retains royalty interests: (1) North Butte and Greasewood Creek, and (2) Brown- TVA.

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

                                      Patented            Cut-Off               Average          In Place
          Deposit Area                Claims              Thick-Grade           Grade %         Lbs. U308
          -------------------         ---------           -----------           -------         ---------
          Greasewood Creek                36              2.0'   -  .05%          0.11%         3,400,000
          North Butte                     49              6.0'   -  .10%          0.20%        11,000,000

         (2)    Brown-TVA

         Excalibur retains a 2 1/2% yellow cake royalty on a portion of a deposit that extends beyond North Butte's claim boundaries. This uranium reserve is a geological extension of the North Butte deposit and will add significantly to the poundage of the overall project.

         B.  Power  Resources,   Inc.  (Parent  Company  -  Central  Electricity
         Generating Board-England, subsequently reported purchased by CAMECO Corporation of Saskatoon, Saskatchewan, Canada).

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

C.       Quivira Mining Company (Parent Company Rio Algom - Canada)

         Rio Algom is recognized as a world-class producer of uranium and has respected engineering expertise in uranium property development. Quivira Mining Co., acquired several claim blocks totaling some 5,000 acres. Each of these claim blocks have established uranium occurrences but none have been subjected to extensive drilling evaluation.

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

                                    BUSINESS

Excalibur is natural resource oriented. In the past its activities have consisted of acquisition and sale of mineral properties. The Corporations's resources are extremely limited for a corporation of this character. Under the present depressed market conditions it has no alternative but to await a change. At the present time the corporation is inactive, except for overseeing its leases and maintaining corporate viability.

ITEM 2 - Properties

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

EXCALIBUR INDUSTRIES                                                   FORM 10-K
                                                                          PART I
ITEM 2 - Properties (continued)

In January 1987, Cleveland-Cliffs offered at public sale the 85 patented claims known as the North Butte and Greasewood Creek Deposits for $3,000,000. On April 7, 1987, Uranerz, U.S.A., a Colorado corporation based in Denver, purchased the claim blocks along with the remaining portion of Mountain West Mines, Inc. advance royalty credit.

         North Butte Deposit Area
         ------------------------
         Pfister Patent - 49-77-0019                         222.420 acres
         Brown Patent   - 49-77-0022                         730.016 acres
                                                             -------------
                                                             952.436 acres

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

In May 1986, Cliffs conveyed to Central Electricity Generating Board Exploration, Inc., who then conveyed to Power Resources, Inc., its wholly owned subsidiary, 800 Werner Court, suite 230, Casper, Wyoming 82601, 63.688 acres of patented claims and 12 unpatented lode mining claims, subject to Mountain West Mines, Inc.,'s 4% earned royalty and right of reassignment.

In July 1983, Cliffs quitclaimed 436 unpatented lode mining claims and 1,042 net acres of fee mineral leases to Texas Eastern Nuclear, Inc., of Houston, Texas. In August, 1986, Texas Eastern Nuclear, Inc., reassigned said properties to Mountain West, who, in turn, conveyed and assigned its interest in said property to Everest Minerals, subject to a variable overriding royalty reservation which ranges from 2 % to 6%. Everest Minerals determined to abandon a portion of the property and offered to reconvey it to Mountain West. Mountain West has since abandoned said property.

On June 28, 1990, Everest Minerals sold the remaining 270 claims to Quivira Mining Company, 6305 Waterford Boulevard, Suite 325, Oklahoma City, Oklahoma 73118, a subsidiary of Rio Algom Ltd., a Canadian based world producer of uranium and other metals. Excalibur retains the right of reassignment along with a variable overriding yellow cake royalty reservation of 2% to 6%.

As the result of a compromise and settlement with Utah International (now Pathfinder), the Company has a 4% yellow cake royalty in 393 claims and the right to the return of the claims in the event Utah International (Pathfinder) elects to abandon the property. Seventy-five of these claims were recently transferred to Uranerz, U.S.A. by Pathfinder.

On August 5, 1991, Pathfinder Mines, Inc., 255 Glendale Avenue, Suite 26, Sparks Nevada 89431, a subsidiary of COGEMA-France, abandoned the 75 claims recently acquired in the Uranerz, U.S.A. agreement. Excalibur has no continuing interest in their project.

EXCALIBUR INDUSTRIES                                                   FORM 10-K
                                                                          PART I
ITEM 2 - Properties (Continued)

In 1973, Mountain West sold mineral rights on approximately 14,000 acres of mining claims in Campbell and Johnson Counties, Wyoming to American Nuclear Corporation. Mountain West reserved a royalty interest of 2 1/2 % of the value of uranium ores produced form these claims at the mine mouth, or of the gross proceeds from the sale of recovered U308 if processed by American Nuclear or its assignees. The properties retained by American Nuclear Corporation are now a part of the joint venture between American Nuclear Corporation and the Tennessee Valley Authority. The Corporation has no control over management or production from these properties. On May 31, 1986, there were approximately 6,640 acres held by American Nuclear and its associates. In June, 1986, TVA conveyed 97 of the claims to Mountain West. In March 1987, TVA reassigned an additional 62 claims to Mountain West who, in turn, abandoned said claims. TVA offered to reassign 25 claims to Mountain West in January 1989, but, Mountain West elected not to take a reassignment.

At public auction in 1991 TVA sold this project along with their entire holdings in the area to General Atomic. In August 1992, General Atomic sold said same project to Pathfinder Mines, Inc. Excalibur retains a 2 1/2 % yellow cake royalty and the right of reassignment. This project area is designed Brown-TVA.

Excalibur owns patented mining claims in Ouray County, Colorado with capitalized costs of $8,106. These properties were purchased as silver prospects and are not active. The Company also owned one patented mining claim in Lake County, Colorado which was sold during the year ended May 31, 2000.

ITEM 3 - Legal Proceedings

Management of the Registrant knows of no litigation, pending or threatened, that would materially affect the financial statements of Excalibur or Mountain West Mines, Inc.

ITEM 4 - Submission of Matters to a Vote of Security Holders

         (a-d) No matters were submitted to a vote of security holders during the quarter ended May 31, 2000 through solicitation of proxies or otherwise. The last annual shareholder's meeting of the Company was held November 13, 1999.

ITEM 5 - Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

(a)      Principal Market;

         The stock of the Corporation was formerly traded on the Intermountain Stock Exchange in Salt Lake City, Utah. At the present time the stock is not traded on a listed stock exchange and the Company knows of no market maker.

(b)      Approximate number of shareholders of record as of May 31, 2000 is 1093

(c-1)    No dividends have been paid or declared in the past 5 fiscal years.

(c-2)    Management anticipates no payment of dividends in the near future.

EXCALIBUR INDUSTRIES                                                   FORM 10-K
                                                                         PART II

ITEM 6 - Selected Financial Data For The Years Ended May 31:

                                                2000              1999              1998             1997              1996
                                            -------------     ------------      ------------     ------------      ------------
Total Revenues                              $           0 $              0     $           0 $              0  $              0

Total Operating Expense                            17,176           14,928            29,483           32,352            38,449
                                            -------------     ------------      ------------     ------------      ------------
Loss From Operations                              (17,176)         (14,928)          (29,483)         (32,352)          (38,449)

Other Income                                        7,188              201             1,280            2,645             4,437
                                            -------------     ------------      ------------     ------------      ------------
Income (Loss) -
Before Income Taxes                                (9,988)         (14,727)          (28,203)         (29,707)          (34,012)

Provision For Income Taxes                            100              100               100              100               100
                                            -------------     ------------      ------------     ------------      ------------

Net Income (Loss)                                 (10,088)         (14,827)          (28,303)         (29,807)          (34,112)

Retained Earnings (Deficit)
Beginning of Year                                 (21,348)          (6,521)           21,782           51,589            85,701
                                            -------------     ------------     -------------     ------------      ------------

Retained Earnings (Deficit)
End of Year                                 $     (31,436)    $    (21,348)    $      (6,521)    $     21,782      $     51,589
                                            =============     ============     =============     ============      ============
Average Shares of Common
Stock Outstanding                               5,987,361        5,987,361         5,987,361        5,987,361         5,987,361
                                            =============     ============     =============     ============      ============
Net Income (Loss) Per Share
of Common Stock                             $     (0.0017)    $    (0.0025)    $     (0.0047)    $    (0.0050)     $    (0.0057)
                                            =============     ============     =============     ============      ============
Total Assets -
End of Year                                 $     112,348     $    122,436     $     137,369     $    165,701      $    195,583
                                            =============     ============     =============     ============      ============

Long-Term Obligations                       $           0     $          0     $           0     $          0      $          0
                                            =============     ============     =============     ============      ============
Cash Dividends Declared
Per Share of
Common Stock                                $           0     $          0     $           0     $          0      $          0
                                            =============     ============     =============     ============      ============

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

Quivira Mining Co., advance payments ended with the May, 1992 payment, after which time no additional payments will be received until production commences. Other than interest income and the sale of one mining claim, no other continuing material cash inflows are known to Management or anticipated at this time, based on current agreements.

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

EXCALIBUR INDUSTRIES                                                   FORM 10-K
                                                                         PART II
ITEM 8 - Financial Statements and Supplementary Data

                         ACCOUNTANTS' COMPILATION REPORT

To the Board of Directors and Stockholders
Excalibur Industries

We have compiled the accompanying consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc. as of May 31, 2000, 1999, and 1998, and the related consolidated statements of operations and changes in retained earnings (deficit), and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

/s/ Maxfield and Co., P.C.
--------------------------
    Maxfield and Co., P.C.
Certified Public Accountants
Grand Junction, Colorado
September 18, 2000

                              EXCALIBUR INDUSTRIES
                           Consolidated Balance Sheets
                           May 31, 2000, 1999 and 1998
                                   (Unaudited)


                                                     2000             1999         1998
                                                 -------------    ------------  -----------
                                     ASSETS
Current Assets
Cash and certificates of deposit                 $       4,142    $     12,810  $    25,308
Note receivable - current portion                        --                993        2,435
         Total Current Assets                    -------------    ------------  -----------
                                                         4,142          13,803       27,743
                                                 -------------    ------------  -----------
Property and Equipment
Mining properties and interests                        108,106         108,533      108,533
Furniture and fixtures                                   2,354           2,354        2,354
Mining equipment                                         1,347           1,347        1,347
                                                 -------------    ------------  -----------
                                                       111,807         112,234      112,234
Accumulated depreciation                                (3,661)         (3,661)      (3,661)
         Total Property and Equipment            -------------    ------------  -----------
                                                       108,146         108,573      108,573
                                                 -------------    ------------  -----------
Other Assets
Note receivable - less current portion                  --              --              993
Deposits                                                    60              60           60
         Total Other Assets                      -------------    ------------  -----------
                                                            60              60        1,053
                                                 -------------    ------------  -----------
         Total Assets                            $     112,348    $    122,436  $   137,369
                                                 =============    ============  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Income tax payable                               $         100    $        100  $       100
Other taxes payable                                     --              --              106
         Total Current Liabilities               -------------    ------------  -----------
                                                           100             100          206
                                                 -------------    ------------  -----------
Stockholders' Equity
Common stock - $.01 par value,                          --              --           --
Authorized 10,000,000 shares,                           --              --           --
Issued 5,997,361 shares including                       --              --           --
Shares in treasury                                      59,974          59,974       59,974
Capital received in excess of par value                 83,810          83,810       83,810
Retained earnings (deficit)                            (31,436)        (21,348)      (6,521)
Treasury stock, 10,000 shares, at cost                    (100)           (100)        (100)
         Total Stockholders' Equity              -------------    ------------  -----------
                                                       112,248         122,336      137,163
                                                 -------------    ------------  -----------
         Total Liabilities and
         Stockholders'Equity                     $     112,348    $    122,436  $   137,369
                                                 =============    ============  ===========


See accompanying notes and accountants' compilation report.

                              EXCALIBUR INDUSTRIES

Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
                     Years Ended May 31, 2000, 1999 and 1998
                                   (Unaudited)


                                                     2000             1999             1998
                                                 --------------  ---------------   ------------
Revenues
Royalties                                        $      --       $       --        $     --
                                                 --------------  ---------------   ------------
Operating Expenses
Mining and related expenses                             --               --              --
General and administrative                               17,176           14,928         29,483
                                                 --------------  ---------------   ------------
         Total Operating Expenses                        17,176           14,928         29,483
                                                 --------------  ---------------   ------------
         Loss From Operations                           (17,176)         (14,928)       (29,483)
                                                 --------------  ---------------   ------------
Other Income
Gain from sale of mining claim                            7,173          --               --
Interest                                                     15              201          1,280
                                                 --------------  ---------------   ------------
         Total Other Income                               7,188              201          1,280
                                                 --------------  ---------------   ------------
         (Loss) Before Income Taxes                      (9,988)         (14,727)       (28,203)

Provision For Income Taxes                                  100              100            100
                                                 --------------  ---------------   ------------
         Net (Loss)                                     (10,088)         (14,827)       (28,303)

Retained Earnings (Deficit) - Beginning of Year         (21,348)          (6,521)        21,782
                                                 --------------  ---------------   ------------
Retained Earnings (Deficit) - End of Year        $      (31,436) $       (21,348)  $     (6,521)
                                                 ==============  ===============   ============
Net (Loss) Per Share of Common Stock             $      (0.0017) $       (0.0025)  $    (0.0047)
                                                 ==============  ===============   ============
Outstanding Number of Common Shares                   5,987,361        5,987,361      5,987,361
                                                 ==============  ===============   ============

See accompanying notes and accountants' compilation report.

                              EXCALIBUR INDUSTRIES

                      Consolidated Statements of Cash Flows
                     Years Ended May 31, 2000, 1999 and 1998
                                   (Unaudited)

                                                   2000             1999           1998
                                               --------------   --------------  -----------
Cash Flows From Operating Activities
Net (loss)                                     $      (10,088)  $      (14,827) $   (28,303)
Adjustments to reconcile net loss to net
cash provided by operating activities
(Gain) on sale of assets                               (7,173)          --           --
(Increase) decrease in:
Notes receivable                                          993            2,435        1,902
Increase (decrease) in:
Other taxes payable                                    --                 (106)         (29)
                                               --------------   --------------  -----------
         Net Cash Used By Operating
         Activities                                   (16,268)         (12,498)     (26,430)
                                               --------------   --------------  -----------
Cash Flows From Investing Activities
Proceeds from sale of assets                            7,600           --           --
Proceeds from U.S. Treasury Bills                      --               --           39,687
                                               --------------   --------------  -----------
         Net Cash Provided by
         Investing Activities                           7,600           --           39,687
                                               --------------   --------------  -----------
         Net Increase (Decrease) In Cash               (8,668)         (12,498)      13,257

Cash - Beginning of Year                               12,810           25,308       12,051
                                               --------------   --------------  -----------
Cash - End of Year                             $        4,142   $       12,810  $    25,308
                                               ==============   ==============  ===========

Supplemental Disclosures
Income taxes paid                              $          100   $          100  $       100

See accompanying notes and accountants' compilation report.

                              EXCALIBUR INDUSTRIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Summary of Significant Accounting Policies

        Consolidation

        The consolidated financial statements presented herein include the accounts of Excalibur Industries (Excalibur) and its wholly owned subsidiary, Mountain West Mines, Inc., (Mountain West), a Nevada corporation, qualified to do business in the states of Utah and Wyoming. All significant intercompany transactions have been eliminated from these statements.

        Mining Properties and Interests

        Mining claims, leases, and royalty interests are stated at cost, unless in the judgement of the Directors a lesser amount is felt to be more appropriate due to a permanent decline in value. No depletion has been charged against income for financial statement purposes, but is deducted for Federal income tax purposes when allowable. The full carrying value is charged against income at the time of sale of disposition of an asset. If a perpetual overriding royalty is retained the recorded costs of the asset are treated the same for financial statement purposes as for income tax purposes and are not reduced in value until production royalties are received.

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

Note 2 - Mining Properties and Interests

        Uranium
        The Company owns various royalty and other interests in patented and unpatented mining claims and mineral leased acreage, located in the Powder River Basin, Johnson and Campbell Counties, Wyoming. Future earned royalties are subject to offset by the amount of certain advance minimum royalty revenues. These properties were assigned a value of $347,032 following the acquisition of Mountain West by Excalibur. Various acreage has been dropped during the past years as such acreage was determined to be of no value. The capitalized costs of these properties have been reallocated to the remaining acreage still retained by the Company. The Board of Directors determined that a more realistic value should be placed on the books and elected to reduce the reporting value for financial statement purposes by $247,032.

                              EXCALIBUR INDUSTRIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Mining Properties and Interests (Continued)

        Silver

        The Company owns various interests in patented mining claims located in the Red Mountain and Uncompahgre Mining Districts, Ouray, Colorado. During the year ended May 31, 2000, one claim was sold for $7,600.

        Other Holdings
        The Company owns various other interests in mining properties (silver and uranium) including several interests with no cost basis.

        A summary of capitalized costs in the above properties as of May 31, 2000, 1999 and 1998 follows:

                                        2000           1999           1998
                                    -------------  -------------  ------------
        Uranium                     $     100,000  $     100,000  $    100,000
        Silver                              7,957          8,384         8,384
        Other                                 149            149           149
                                    -------------  -------------  ------------
        Total                       $     108,106  $     108,533  $    108,533
                                    =============  =============  ============

Note 3 - General and Administrative Expense

        General and administrative expenses for the years ended May 31, 2000, 1999 and 1998 follows:

                                        2000            1999          1998
                                    -------------  -------------  ------------

        Salaries                    $      --      $       2,000  $     13,750
        Reports and publications              933            996           977
        Professional                        5,619          3,791         5,255
        Telephone, office
        supplies and other                 10,624          8,141         9,501
                                    -------------  -------------  ------------
        Total                       $      17,176  $      14,928  $     29,483
                                    =============  =============  ============

Note 4 - Income Taxes

        Currently,   no  deferred  income  taxes  payable  (or  receivable)  are recognized as a result of timing differences in reporting income for financial accounting and tax purposes.

        Deferred income taxes on unrealized losses in the amount $247, 032 due to the reduction in value of royalty interests has not been recognized in the financial statements due to the uncertainty of any future tax benefit. Likewise, deferred income taxes are not affected as a result of statutory depletion deductions taken for tax purposes.

                              EXCALIBUR INDUSTRIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 4 - Income Taxes (Continued)

        At May 31, 2000 the Company has loss carryforwards of approximately $215,000 for Federal tax purposes and $130,000 for State tax purposes that may be offset against future taxable income (expiring on various dates through 2015).

Note 5 - Operating Funds

        Company management has developed a plan to reduce or delay administrative costs to insure that the Company will continue to meet its obligations during the coming year, as well as a plan to obtain additional operating funds, if needed, through the sale of certain of its mining properties.

EXCALIBUR INDUSTRIES                                                   FORM 10-K
                                                                       PART III
ITEM 9 - Disagreements on Accounting and Financial Disclosures

        None

ITEM 10 - Directors and Executive Officers of the Registrant

(a, b & e)   Name                 Age                 Position
           --------------------   ---     -------------------------------------

            Joseph P. Hubert      69      President, Chief Executive Officer and
                                          Chairman of Board of Directors

            Jack D. Powers        74      Vice-President and Director

            Charles O. Spielman   66      Secretary-Treasurer, Chief Financial
                                          Officer, and Director

Joseph P. Hubert is President and Chief Executive Officer. He has been a self-employed mining geologist for many years. He served on the Board of Directors of Mountain West Mines, Inc. from 1966 until 1971, either as President or Vice-President during that period. Mr. Hubert was elected to the Presidency and Board of Directors of Excalibur at the 1982 annual meeting and following Directors' meeting.

Jack D. Powers is Vice-President. He obtained a BA degree in business and accounting from the University of Minnesota and a B.S. degree in mechanical engineering from Michigan Tech. He has worked as a driller for Longyear Drilling Co., Boyles Bros. and Joy for many years and presently is a self-employed drilling consultant.

Charles O. Spielman was elected Secretary-Treasurer and to the Board of Directors at a special meeting of the Board effective July 1, 1999. He received his B.S. degree in Geological Engineering from Colorado School of Mines in 1955 and is a consulting mining geologist.

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

ITEM 11 - Management Remuneration

Excalibur and Mountain West Mines, Inc., has no employees or payroll and pays no compensation to management. However, it does pay medical insurance for its President and management for reimbursement of expenses.

EXCALIBUR INDUSTRIES                                                   FORM 10-K
                                                                       PART III

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners:
                                                      *Amount and       Percent
                                                       Nature of        of class
                      Name and Address                 Beneficial       as of
    Title of Class    of Beneficial owner              Ownership        5/31/00
    --------------    -----------------------------  --------------    ---------

    Common            Joseph P. Hubert                1,179,000           19.69%
                      1800 Lakeview Drive             Direct
                      Duluth, MN 55803

    Common            Allen E. Nugent, Trustee of     *868,000           14.50%
                      the Claude E. Nugent Trust      Direct
                      10238 South 2375 East
                      Sandy, UT 84092

    Common            Robert H. Ruggeri               336,683             5.62%
                      3314 Music Lane                 Direct
                      Grand Junction, CO 81506

    Common            Jack D. Payne                   302,540             5.05%
                      Box 2951                        Direct
                      Grand Junction, CO 81501

    Common            Service Credit Corp.
                      377 N. Main                     300,000             5.01%
                      Layton, UT 84041                Direct

*Includes 24,000 shares owned by Allen Nugent's wife, and 24,000 shares owned by Allen E. Nugent, son of Claude E. Nugent.

(b)  Security Ownership of Management:

                                                      *Amount and       Percent
                                                       Nature of        of class
                           Name and Address            Beneficial       as of
    Title of Class       of Beneficial Owner           Ownership        5/31/00
    --------------    -----------------------------  --------------    ---------

    Common              Joseph P. Hubert               1,179,000         19.69%

    Common              Jack D. Powers                    25,000           .42%

    Common              Charles O. Spielman               50,000           .84%

    Common              Directors and Officers Group   1,254,000         20.95%

EXCALIBUR INDUSTRIES                                                   FORM 10-K
                                                                       PART III
ITEM 12 - Security Ownership of Certain Beneficial Owners and Management, (Continued)

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

ITEM 13 - Certain Relationships and Related Transactions

(a) Transactions with Management and Others
    None

(b) Certain Business Relationships
    None

(c) Indebtedness of Management
    None

(d) Transactions with Promoters
    None

ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on Form 10-K

(a) 1.   Unaudited Consolidated  Financial Statements for the fiscal years ended
          May 31, 2000, 1999 and 1998, including:

            Accountants' Compilation Report
            Consolidated Balance Sheets
            Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
            Consolidated Statement of Cash Flows
            Notes to Consolidated Financial Statements

2.  None

3.  None

(b) No reports on Form 8-K have been filed during the quarter ended May 31, 2000.

(c) None

(d) None

EXCALIBUR INDUSTRIES                                                   FORM 10-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                                       By: /s/ Joseph P. Hubert
-----------------------------              ------------------------
                                           Joseph P. Hubert
                                           President, Chief Executive Officer
                                           and Chairman of Board of Directors




Date                                       By: /s/ Jack D. Powers
-----------------------------              ----------------------
                                           Jack D. Powers
                                           Secretary-Treasurer,
                                           Vice-President and Director