Form 10-Q
period 2000-08-31
EXCALIBUR INDUSTRIES
filed 2000-12-20
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20543

                                    FORM 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended AUGUST 31, 2000            Commission File Number   1-7602


                              EXCALIBUR INDUSTRIES
                              --------------------
             (Exact name of registrant as specified in its charter)


                                      UTAH
                                      ----
         (State or other jurisdiction of incorporation or organization)


                                   87-0292122
                                   ----------
                      (IRS Employer Identification Number)


              5323 Fossil Ridge Drive, Fort Collins CO 80525-3839
            -------------------------------------------------------
                    (Address of principal executive offices)


                                  970-282-9031
                                  ------------
               Registrant's telephone number including area code


Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of each Exchange on which registered
-------------------                    -----------------------------------------
Common stock (Par Value                                   None
$.01 per share)

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]        No  [  ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

As of May 31, 2000, no bid or asked prices are available.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 31, 2000, registrant had a total of 5,987,361 outstanding shares of common stock, $0.01 par value.

TABLE I   CONSOLIDATED BALANCE SHEETS (unaudited)


                                                   08-31-00     05-31-00
                                                   --------     --------
                                     ASSETS
                                     ------
Cash                                             $    1,958   $    4,142
Notes and Accounts Receivable                    $        0   $        0
Total current assets                             $    1,958   $    4,202

Furniture and Fixtures                           $    2,354   $    2,354
Mining Equipment                                 $    1,347   $    1,347
Mining Properties and Interests                  $  108,106   $  108,106
Accumulated Depreciation                         $   (3,661)  $   (3,661)

   Total Fixed and Other Assets                  $  108,146   $  108,146

Other Assets (Deposits)                          $       60   $       60

      TOTAL ASSETS                               $  110,164   $  112,348


                                  LIABILITIES
                                  -----------

Income tax payable                               $        0    $     100
Other taxes payable                              $        0    $       0
   Total Current Liabilities                     $        0    $     100


                              SHAREHOLDERS' EQUITY
                              --------------------

Common Stock @ $0.0l Par Value:                  $   59,974    $  59,974
   Authorize   10,000,000 Shares
   Issued       5,997,361 Shares
   Outstanding  5,987,361 Shares
Capital Received in Excess of Par                $   83,810    $  83,810
Retained Earnings (deficit)                      $  (33,620)   $ (31,436)
Treasury Stock                                   $     (100)   $    (100)
   Total Shareholders' Equity                    $  110,164    $ 112,248

   TOTAL LIABILITIES &
   SHAREHOLDERS' EQUITY                          $  110,164    $ 112,348


   The accompanying notes are an integral part of these financial statements.
                   These financial statements are unaudited.

TABLE  2  CONSOLIDATED  STATEMENT  OF  INCOME,   EXPENSES  &  RETAINED  EARNINGS
(unaudited) FOR TWO FISCAL QUARTERS ENDING AUGUST 31, 2000



                                                   08-31-00     08-31-99
                                                   --------     --------

Revenues
   Interest                                       $       0     $     15

Operating Expenses
   Mining and related expenses                    $       0     $      0
   General and Administrative                     $   2,184     $  4,221

      Total Operating Expenses                    $   2,184     $ (4,206)

         Net (loss)                               $  (2,184)    $ (4,206)


Retained Earnings (Deficit)
 Beginning of Period                              $ (31,436)    $(21,348)

Retained Earnings (Deficit)
 End of Period                                    $ (33,620)    $(25,554)

Outstanding Number of Common Shares               5,987,361    5,987,361

Net (Loss) Per Share Of Common Stock              $   (.001)    $  (.001)

   The accompanying notes are an integral part of these financial statements.
                   These financial statements are unaudited.

TABLE 3 CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited) FOR THE FISCAL QUARTER ENDING AUGUST 31, 2000


                                                   08-31-00     08-31-99
                                                   --------     --------

Cash Used by Operating Activities                $    2,184     $ (3,164)

       Net Cash (Loss) from Operating Activities $   (2,184)    $ (3,164)

       Net Cash Provided by Investing Activities $        0     $      0



Cash At Beginning Of Period                      $    4,142     $ 12,810

Cash At End Of Period                            $    1,958     $  9,916

      Net (Decrease) in Cash                     $   (2,184)    $ (3,614)


   The accompanying notes are an integral part of these financial statements.
                   These financial statements are unaudited.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A

The information in this report is unaudited, and includes the consolidated financial information of Excalibur Industries and its wholly owned subsidiary, Mountain West Mines, Inc. In the opinion of the Board of Directors, the foregoing financial information fairly presents results of operations during the periods represented, all material adjustments have been recorded to arrive at the amounts reported, and all significant intercompany transactions have been eliminated from these statements.

NOTE B

The Company sold its real estate in Moab Utah in 1993, and in Lake County Colorado in 2000. Equipment includes capitalized acquisition costs of $2,354 at AUGUST 31, 2000 and at May 31,2000. Excalibur and its subsidiary, Mountain West Mines, Inc. have acquired various mining properties, leaseholds, patented claims, and mineral rights interests. These assets are carried at their cost of acquisition unless, in the judgment of the Directors, a lesser amount is felt to be more appropriate because of a permanent decline in value. The Board of Directors has determined that a more realistic value should be placed on the books for financial reporting and has elected to reduce the reporting value for financial statement purposes to $108,106.

Values for purposes of this financial statement as of AUGUST 31, 2000 and May 31, 2000 are as follows:

Furniture and Fixtures          $    2,354
Mining Equipment                $    1,347
Mining Properties and Interests $  108,106

Accumulated Depreciation        $   (3,661)

TOTAL                           $  108,146

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2

Material Changes in Financial Condition
---------------------------------------

Registrant experienced no material change in its financial condition during the quarter ended AUGUST 31, 2000. Resources of the Corporation are extremely limited for a Corporation of its character. Expenses of overseeing the Corporation's mineral properties and interests, while maintaining corporate viability, continue.

Material Changes in Results of Operations
-----------------------------------------

Registrant had no income of any kind during the fiscal quarter ending August 31, 2000. Registrant experienced no material change in its financial condition for the three months ended August 31, 2000 as compared to the same quarter ending August 31, 1999. Registrant pays no wages. Registrant has no investments in interest-bearing accounts. Payment for professional services varies with the timing of services rendered and is primarily paid to accountants for preparation of tax returns and the Annual 10-K report. Payments of this kind totalled $???? during the fiscal quarter ending August 31, 2000. Registrant has no property for which it is paid rent and/or lease rental, etc., at this time.

PART 2

OTHER INFORMATION

ITEM 4
Submission of Matters to a Vote of Security Holders
---------------------------------------------------
a-c    None
d      None

ITEM 6
Exhibits and Reports on Form S-K
--------------------------------
a      None
b No reports on Form 8-K were filed during the quarter ending August 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

For EXCALIBUR INDUSTRIES (Registrant):

Date:  December 15, 2000   By:  /s/  Joseph P. Hubert
------------------------   --------------------------
                                     Joseph P. Hubert
                                     President and
                                     Member of the Board of Directors



Date:  December 15, 2000   By:  /s/  Charles O. Spielman
------------------------   ------------------------------
                                     Charles O. Spielman
                                     Secretary-Treasurer,
                                     Chief Financial Officer, and
                                     Member of the Board of Directors