Form 10-Q
period 2000-11-30
EXCALIBUR INDUSTRIES
filed 2000-12-20
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20543

                                    FORM 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended NOVEMBER 30, 2000          Commission File Number   1-7602


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 31, 2000, registrant had a total of 5,987,361 outstanding shares of common stock, $0.01 par value.

TABLE I   CONSOLIDATED BALANCE SHEETS (unaudited)


                                                   11-30-00     05-31-00
                                                   --------     --------

                                     ASSETS
                                     ------

Cash                                             $    2,895   $    4,142
Notes and Accounts Receivable                    $        0   $        0
Total current assets                             $    2,895   $    4,202

Furniture and Fixtures                           $    2,354   $    2,354
Mining Equipment                                 $    1,347   $    1,347
Mining Properties and Interests                  $  108,106   $  108,106
Accumulated Depreciation                         $   (3,661)  $   (3,661)

   Total Fixed and Other Assets                  $  108,146   $  108,146

Other Assets (Deposits)                          $       60   $       60

      TOTAL ASSETS                               $  111,101   $  112,348


                                  LIABILITIES
                                  -----------

Income tax payable                               $      100   $      100
Other taxes payable                              $        0   $        0
Unsecured loan payable                           $    5,000   $        0
   Total Current Liabilities                     $    5,100   $      100


                              SHAREHOLDERS' EQUITY
                              --------------------

Common Stock @ $0.0l Par Value:                  $   59,974   $   59,974
   Authorize   10,000,000 Shares
   Issued       5,997,361 Shares
   Outstanding  5,987,361 Shares
Capital Received in Excess of Par                $   83,810   $   83,810
Retained Earnings (deficit)                      $  (37,683)  $  (31,436)
Treasury Stock                                   $     (100)  $     (100)
   Total Shareholders' Equity                    $  106,001   $  112,248

   TOTAL LIABILITIES &
   SHAREHOLDERS' EQUITY                          $  111,101   $  112,348


   The accompanying notes are an integral part of these financial statements.
                   These financial statements are unaudited.

TABLE  2  CONSOLIDATED  STATEMENT  OF  INCOME,   EXPENSES  &  RETAINED  EARNINGS
(unaudited) FOR THE ONE FISCAL QUARTER ENDING NOVEMBER 30, 2000



                                                  11-30-00     11-30-99
                                                  --------     --------

Revenues
   Interest                                       $       0     $      0

Operating Expenses
   Mining and related expenses                    $       0     $      0
   General and Administrative                     $   4,063     $  6,732

      Total Operating Expenses                    $   4,063     $  6,732

         Net (loss)                               $  (4,063)    $ (6,732)


Retained Earnings (Deficit)Beginning of Period    $ (33,620)    $(25,554)

Retained Earnings (Deficit) End Of Period         $ (37,683)    $(32,286)

Outstanding Number of Common Shares               5,987,361    5,987,361

Net (Loss) Per Share Of Common Stock              $   (.002)    $  (.002)


   The accompanying notes are an integral part of these financial statements.
                   These financial statements are unaudited.

TABLE  3  CONSOLIDATED  STATEMENT  OF  INCOME,   EXPENSES  &  RETAINED  EARNINGS
(unaudited) FOR THE TWO FISCAL QUARTERS ENDING NOVEMBER 30, 2000



                                                   11-30-00     11-30-99
                                                   --------     --------

Revenues
   Interest                                       $       0     $     15

Operating Expenses
   Mining and related expenses                    $       0     $      0
   General and Administrative                     $   6,247     $ 10,953

      Total Operating Expenses                    $   6,247     $ 10,938

         Net (loss)                               $  (6,247)    $(10,938)


Retained Earnings (Deficit)Beginning of Period    $ (31,436)    $(21,348)

Retained Earnings (Deficit) End Of Period         $ (37,683)    $(32,286)

Outstanding Number of Common Shares               5,987,361    5,987,361

Net (Loss) Per Share Of Common Stock              $   (.002)    $  (.002)


   The accompanying notes are an integral part of these financial statements.
                   These financial statements are unaudited.

TABLE 4 CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited) FOR TWO FISCAL QUARTERS ENDING NOVEMBER 30, 2000


                                                   11-30-00     11-30-99
                                                   --------     --------

Cash Used by Operating Activities                 $   6,247    $  10,346

       Net Cash (Loss) from Operating Activities  $  (6,247)   $ (10,346)

       Net Cash Provided by Investing Activities  $       0    $       0



Cash At Beginning Of Period                       $   4,142    $  12,810

Cash At End Of Period                             $   2,895    $   2,464

      Net (Decrease) in Cash                      $  (6,247)   $ (10,346)


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

NOTE B

The Company sold its real estate in Moab Utah in 1993, and in Lake County Colorado in 2000. Equipment includes capitalized acquisition costs of $2,354 at NOVEMBER 30, 2000 and at May 31,2000. Excalibur and its subsidiary, Mountain
West Mines, Inc. have acquired various mining properties, leaseholds, patented claims, and mineral rights interests. These assets are carried at their cost of acquisition unless, in the judgment of the Directors, a lesser amount is felt to be more appropriate because of a permanent decline in value. The Board of Directors has determined that a more realistic value should be placed on the books for financial reporting and has elected to reduce the reporting value for financial statement purposes to $108,106.

Values for purposes of this financial statement as of NOVEMBER 30, 2000 and May 31, 2000 are as follows:

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2

Material Changes in Financial Condition
---------------------------------------

Registrant experienced no material change in its financial condition during the quarter ended NOVEMBER 30, 2000. Resources of the Corporation are extremely limited for a Corporation of its character. Expenses of overseeing the Corporation's mineral properties and interests, while maintaining corporate viability, continue.

Material Changes in Results of Operations
-----------------------------------------

Registrant had no income of any kind during the fiscal quarter ending NOVEMBER 30, 2000. Registrant experienced no material change in its financial condition for the three months ended NOVEMBER 30, 2000 as compared to the same quarter ending NOVEMBER 30, 1999. Registrant pays no wages. Registrant has no investments in interest-bearing accounts. Payment for professional services varies with the timing of services rendered and is primarily paid to accountants for preparation of tax returns and the Annual 10-K report. Payments of this kind totalled $???? during the fiscal quarter ending NOVEMBER 30, 2000. Registrant has no property for which it is paid rent and/or lease rental, etc., at this time.

PART 2

OTHER INFORMATION

ITEM 4
Submission of Matters to a Vote of Security Holders
---------------------------------------------------
a-c    None
d      None

ITEM 6
Exhibits and Reports on Form S-K
--------------------------------
a      None

b No reports on Form 8-K were filed during the quarter ending NOVEMBER 30, 2000.

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