Form 10-Q
period 2001-02-28
EXCALIBUR INDUSTRIES
filed 2001-05-31
CIK 201779

SECURITIES & EXCHANGE COMMISSION
                               500 NORTH CAPITOL
                              WASHINGTON DC 20549

FROM: Marguerite H. Emanuel, Administrator

RE: FILE NUMBER 1-7602

In accordance with the provision of Section 13 or 15(d) of the Securities Exchange Act, I enclose the

                                   FORM 10-Q

                    for the quarter ended FEBRUARY 28, 2001

THIS 10-Q IS FILED ON PAPER IN ACCORDANCE WITH RULE 202 OF THE REGULATION S-T PURSUANT TO A CONTINUING HARDSHIP EXEMPTION.

By: /s/ Marguerite H. Emanuel
-----------------------------
        Marguerite H. Emanuel

                       LETTER GRANTING HARDSHIP EXEMPTION

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

March 7, 2000

Linda K. Budd
Excalibur Industries
5323 Fossil Ridge Dr.
Ft. Collins, CO 80525-3839

Re: Excalibur Industries
    Incoming Letter dated February 4, 2000

Dear Ms. Budd:

This letter is to inform you that your written request for a continuing hardship exemption, as provided in Rule 202 of Regulation S-T, has been

                          [X] Granted    [ ] Denied

for filings made on or before August 31, 2000, except Form 10-K's and 1933 Act Filings. Please include the following notation at the top of your document, "In accordance with Rule 202 of Regulation S-T, this (specify document) is being filed in paper pursuant to a continuing hardship exemption" and also include a copy of this letter.

Sincerely,

By: /s/ Katie C. Nix
--------------------
        Katie C. Nix
        Office of EDGAR & Information Analysis

THIS 10-Q IS FILED ON PAPER IN ACCORDANCE WITH RULE 202 OF THE REGULATION S-T PURSUANT TO A CONTINUING HARDSHIP EXEMPTION.

================================================================================
                                   FORM 10 - Q
                    For the Quarter ended FEBRUARY 28, 2001
                         Commission File Number 1-7602
================================================================================

                              EXCALIBUR INDUSTRIES
             (Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization: UTAH

IRS Employer Identification Number: 87-0292122

Address or principal executive offices; P.O. Box 3551 Duluth,  Minnesota 55803

Phone Number: (218) 724-4711

E-Mail Address:  mhubert1@msn.com

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report); and, (2) has been subject to such filing
requirements for the past 90 days.                                YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

August 31, 2000                                          Common Shares 5,987,361

                 EXCALIBUR INDUSTRIES CONSOLIDATED BALANCE SHEET

Form 10-Q Part I Unaudited
For the Periods Ending:
================================================================================   =========    =========
                                                                               Feb. 28, 2001    Aug.31, 2000
================================================================================   =========    =========
ASSETS
Cash, Savings Certificates, Treasury Bills                                         $   1,340    $   1,933
Notes and Accounts Receivable                                                            -0-          -0-
Other Assets                                                                              60           60
================================================================================   =========    =========
Total Current Assets                                                                   1,400        1,993
================================================================================   =========    =========

Property, Equipment & Mineral Interests (See Note B)                                 111,807      111,807
Less Accumulated Depreciation                                                         (3,661)      (3,661)
================================================================================   =========    =========
Total Fixed and Other Assets                                                       $ 108,146    $ 108,146
================================================================================   =========    =========

TOTAL ASSETS                                                                       $ 109,546    $ 110,139
================================================================================   =========    =========

LIABILITIES & SHAREHOLDERS' EQUITY
Other Current Liabilities                                                          $   5,466    $     100
Total Current Liabilities                                                          $   5,466          100
Common Stock 0 $.01 Par Value, Authorized 10,000,000                                  59,974       59,974
Shares; 5,997,361 Shares issues; 5,987,361 Outstanding
Paid-In Capital in excess of Par                                                      83,810       83,810
Retained Earnings                                                                    (39,604)     (33,645)
Treasury Stock                                                                          (100)        (100)
================================================================================   =========    =========
Total Shareholder's Equity                                                           109,546      110,039
================================================================================   =========    =========

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                           $ 109,546    $ 110,139
================================================================================   =========    =========

                    The accompanying notes are an integral of
                           these financial statements.
                    These financial statements are unaudited.

                   EXCALIBUR INDUSTRIES CONSOLIDATED STATEMENT

Form 10-Q Part I
OF INCOME, EXPENSE AND RETAINED EARNINGS FOR FISCAL QUARTERS ENDED
Unaudited
===================================================   =====================   ===================
                                                          Feb. 28, 2001          Feb. 29, 2000
===================================================   =====================   ===================
REVENUES
Interest                                              $                 -0-   $               -0-
===================================================   =====================   ===================
Total Revenues                                                          -0-                   -0-
===================================================   =====================   ===================

EXPENSES
General and Administrative                            $               3,266   $             1,793
Professional Services                                                 2,000                   -0-
Property, Payroll and Other Taxes                                       -0-                   100
===================================================   =====================   ===================
Total Operating Expenses                                              5,466                 1,893
===================================================   =====================   ===================

NET (LOSS)                                                           (5,466)               (1,893)
===================================================   =====================   ===================

Retained Earnings Beginning of Period                               (34,138)              (25,544)
===================================================   =====================   ===================

RETAINED EARNINGS AT END OF PERIOD                                  (39,604)              (27,437)
===================================================   =====================   ===================

Average Shares Outstanding During Period                          5,987,361             5,987,361
===================================================   =====================   ===================

NET GAIN (LOSS) PER SHARE                                             (.006)                (.004)
===================================================   =====================   ===================

                    The accompanying notes are an integral of
                           these financial statements.
                    These financial statements are unaudited.

================================================================================
EXCALIBUR INDUSTRIES MANAGEMENT'S DISCUSSION AND ANALYSIS
FORM 10-Q 2/28/01 PART 1 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
                                     ITEM 2
Material Changes in Financial Condition
---------------------------------------

     Registrant received an operational loan from Mr. Joseph P. Hubert, President, during the quarter ending February 28, 2001.

     Resources of the corporation are extremely limited for a Corporation of its character.

     Expenses of overseeing the Corporation's mineral properties and interests, while maintaining corporate viability, continue.

Material Changes in Results of Operations
-----------------------------------------

     Registrant had no income of any kind during the fiscal quarter ending FEBRUARY 28, 2001.

     Registrant experienced no material change in its financial condition for the three months ended FEBRUARY 28, 2001 as compared to the same quarter ending August 31, 2000.

     Registrant pays no wages.

     Registrant has no investments in interest-bearing accounts.

     Payment for professional services varies with the timing of services rendered and is primarily paid to accountants for preparation of tax returns and the Annual 10-K report. No payments of this kind were made during the fiscal quarter ending February 28, 2001.

     Registrant has no property for which it is paid rent and/or lease rental, etc., at this time.

These financial statements are unaudited.

================================================================================
EXCALIBUR INDUSTRIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FORM 10-Q 2/28/01 PART 1
================================================================================

NOTE A

     The  information in this report is unaudited and includes the  consolidated
     financial   information  of  Excalibur  Industries  and  its  wholly  owned subsidiary, Mountain West Mines, Inc.

     In the opinion of Management, the foregoing financial information fairly presents results of operations during the periods represented.

     In the opinion of Management, all material adjustments have been recorded to arrive at the amounts reported, and all significant intercompany transactions have been eliminated from these statements.

NOTE B

     The Company sold its real estate in Moab Utah in 1993, and in Lake County Colorado in 2000. Equipment includes capitalized acquisition costs of $2,354 at February 28, 2001 and at August 31, 2000.

     Excalibur and its subsidiary, Mountain West Mines, Inc., have acquired various mining properties, leaseholds, patented claims, and mineral rights interests. These assets are carried at their cost of acquisition unless, in the judgment of the Directors, a lesser amount is felt to be more appropriate because of a permanent decline in value. The Board of Directors has determined that a more realistic value should be placed on the books for financial reporting and has elected to reduce the reporting value for financial statement purposes to $108,106.

     Values for purposes of this financial statement as of February 28, 2001 and August 31, 2000.

              Property and Equipment              $   2,354

              Mining Equipment                    $   1,347

              Interest in Mining Properties       $ 108,106

              Accumulated Depreciation            $  (3,661)

              TOTAL                               $ 108,146

These financial statements are unaudited.

================================================================================
EXCALIBUR INDUSTRIES
OTHER INFORMATION
FORM 10-Q 2/28/01 PART 2
================================================================================

ITEM 4 Submission of Matters to a Vote of Security Holder

a-c    None
d      None

ITEM 6 Exhibits and Reports on Form S-K

a      None
b No reports on Form 8-K were filed during the quarter ending February 28, 2001.


These financial statements are unaudited.

================================================================================
EXCALIBUR INDUSTRIES
Form 10-Q  Part II
================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1034, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                EXCALIBUR INDUSTRIES
                                (Registrant)

Date: March 20, 2001            By: /s/ Joseph P. Hubert
--------------------            ------------------------
                                        Joseph P. Hubert
                                        President, Chief Executive Officer
                                        and Chairman of Board of Directors

Date: March 7, 2001             By: /s/ Charles O. Spielman
-------------------             ---------------------------
                                        Charles O. Spielman
                                        Secretary-Treasurer,
                                        Chief Financial Officer, and Director