Form 10-K
period 2001-05-31
EXCALIBUR INDUSTRIES
filed 2001-08-02
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2001             Commission file Number 1-7602

                              EXCALIBUR INDUSTRIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Utah                                                87-0292122
           ----                                                ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

P.O. Box 3551, Duluth, MN                                         55803
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code                  218-724-4711
                                                                    ------------

Securities registered pursuant to Section 12 (b) of the Act:

  Title of Each Class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------
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

                  Yes     X                 No
                  -------------             --------------

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of May 31, 2001, no bid or asked prices are available.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 31, 2001, the registrant had total outstanding shares of 5,987,361, $0.01 par value common stock.

                              EXCALIBUR INDUSTRIES
                                     PART I

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

                              Patented     Cut-Off           Average     In Place
         Deposit Area         Claims       Thick-Grade       Grade %     Lbs. U308
         ----------------     --------     -----------       -------     ----------
         Greasewood Creek        36       2.0'   -  .05%     0.11%        3,400,000
         North Butte             49       6.0'   -  .10%     0.20%       11,000,000

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

ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a-d) No matters were submitted to a vote of security holders during the quarter ended May 31, 2001 through solicitation of proxies or otherwise. The last annual shareholder's meeting of the Company was held November 18, 2000.

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

(b) Approximate number of shareholders of record as of May 31, 2001 is 1093.

(c-1)    No dividends have been paid or declared in the past 5 fiscal years.

(c-2)    Management anticipates no payment of dividends in the near future.

ITEM 6 - Selected Financial Data For The Years Ended May 31:
------------------------------------------------------------

                                  2001           2000           1999           1998           1997
                              -----------    -----------    -----------    -----------    -----------
Total Revenues                $         0    $         0    $         0    $         0    $         0

Total Operating Expense            12,813         17,176         14,928         29,483         32,352
                              -----------    -----------    -----------    -----------    -----------

    Loss From Operations          (12,813)       (17,176)       (14,928)       (29,483)       (32,352)

Other Income                            0          7,188            201          1,280          2,645
                              -----------    -----------    -----------    -----------    -----------

    Income (Loss) -
        Before Income Taxes       (12,813)        (9,988)       (14,727)       (28,203)       (29,707)

Provision For Income Taxes            100            100            100            100            100
                              -----------    -----------    -----------    -----------    -----------

    Net Income (Loss)             (12,913)       (10,088)       (14,827)       (28,303)       (29,807)

Retained Earnings (Deficit)
    Beginning of Year             (31,436)       (21,348)        (6,521)        21,782         51,589
                              -----------    -----------    -----------    -----------    -----------

Retained Earnings (Deficit)
    End of Year               $   (44,349)   $   (31,436)   $    21,348    $    (6,521)   $    21,782
                              ===========    ===========    ===========    ===========    ===========

Average Shares of Common
    Stock Outstanding           5,987,361      5,987,361      5,987,361      5,987,361      5,987,361
                              ===========    ===========    ===========    ===========    ===========

Net Income (Loss) Per Share
    of Common Stock           $   (0.0022)   $   (0.0017)   $   (0.0025)   $   (0.0047)   $   (0.0050)
                              ===========    ===========    ===========    ===========    ===========

Total Assets -
    End of Year               $   108,435    $   112,348    $   122,436    $   137,369    $   165,701
                              ===========    ===========    ===========    ===========    ===========

Long-Term Obligations         $     9,000    $         0    $         0    $         0    $         0
                              ===========    ===========    ===========    ===========    ===========

Cash Dividends Declared
    Per Share of
        Common Stock          $         0    $         0    $         0    $         0    $         0
                              ===========    ===========    ===========    ===========    ===========

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

ITEM 8 - Financial Statements and Supplementary Data
----------------------------------------------------

                         ACCOUNTANTS' COMPILATION REPORT



To the Board of Directors and Stockholders
Excalibur Industries

We have compiled the accompanying consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc. as of May 31, 2001, 2000, and 1999, and the related consolidated statements of operations and changes in retained earnings (deficit), and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.



/s/ Maxfield and Co., P.C.
--------------------------
Maxfield and Co., P.C.
Certified Public Accountants
Grand Junction, Colorado
July 18, 2001

                              EXCALIBUR INDUSTRIES

                           Consolidated Balance Sheets
                           May 31, 2001, 2000 and 1999
                                   (Unaudited)

                                                             2001         2000         1999
                                                        ---------    ---------    ---------

                                     ASSETS
                                     ------
Current Assets
   Cash and certificates of deposit                     $     229    $   4,142    $  12,810
   Note receivable - current portion                         --           --            993
                                                        ---------    ---------    ---------
                  Total Current Assets                        229        4,142       13,803
                                                        ---------    ---------    ---------

Property and Equipment
   Mining properties and interests                        108,106      108,106      108,533
   Furniture and fixtures                                   2,354        2,354        2,354
   Mining equipment                                         1,347        1,347        1,347
                                                        ---------    ---------    ---------
                                                          111,807      111,807      112,234
   Accumulated depreciation                                (3,661)      (3,661)      (3,661)
                                                        ---------    ---------    ---------
                  Total Property and Equipment            108,146      108,146      108,573
                                                        ---------    ---------    ---------

Other Assets
   Deposits                                                    60           60           60
                                                        ---------    ---------    ---------

                  Total Assets                          $ 108,435    $ 112,348    $ 122,436
                                                        =========    =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Income tax payable                                   $     100    $     100    $     100
                                                        ---------    ---------    ---------

Other Liabilities
   Loans from stockholder                                   9,000         --           --
                                                        ---------    ---------    ---------

Stockholders' Equity
   Common stock - $.01 par value,
     authorized 10,000,000 shares,
        Issued 5,997,361 shares including
        shares in treasury                                 59,974       59,974       59,974
   Capital received in excess of par value                 83,810       83,810       83,810
   Retained earnings (deficit)                            (44,349)     (31,436)     (21,348)
   Treasury stock, 10,000 shares, at cost                    (100)        (100)        (100)
                                                        ---------    ---------    ---------
                  Total Stockholders' Equity               99,335      112,248      122,336
                                                        ---------    ---------    ---------

                  Total Liabilities and Stockholders'
                     Equity                             $ 108,435    $ 112,348    $ 122,436
                                                        =========    =========    =========


          See accompanying notes and accountants' compilation report.

                              EXCALIBUR INDUSTRIES

Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
                     Years Ended May 31, 2001, 2000 and 1999
                                   (Unaudited)

                                                         2001           2000           1999
                                                  -----------    -----------    -----------
Revenues
   Royalties                                      $      --      $      --      $      --
                                                  -----------    -----------    -----------

Operating Expenses
   Mining and related expenses                           --             --             --
   General and administrative                          12,813         17,176         14,928
                                                  -----------    -----------    -----------

                  Total Operating Expenses             12,813         17,176         14,928
                                                  -----------    -----------    -----------

                  Loss From Operations                (12,813)       (17,176)       (14,928)
                                                  -----------    -----------    -----------

Other Income
   Gain from sale of mining claim                        --            7,173           --
   Interest                                              --               15            201
                                                  -----------    -----------    -----------

                  Total Other Income                  (12,813)         7,188            201
                                                  -----------    -----------    -----------

                  (Loss) Before Income Taxes          (12,813)        (9,988)       (14,727)

Provision For Income Taxes                                100            100            100
                                                  -----------    -----------    -----------

                  Net (Loss)                          (12,913)       (10,088)       (14,827)

Retained Earnings (Deficit) - Beginning of Year       (31,436)       (21,348)        (6,521)
                                                  -----------    -----------    -----------

Retained Earnings (Deficit) - End of Year         $   (44,349)   $   (31,436)   $   (21,348)
                                                  ===========    ===========    ===========

Net (Loss) Per Share of Common Stock              $   (0.0022)   $   (0.0017)   $   (0.0025)
                                                  ===========    ===========    ===========

Outstanding Number of Common Shares                 5,987,361      5,987,361      5,987,361
                                                  ===========    ===========    ===========


          See accompanying notes and accountants' compilation report.

                              EXCALIBUR INDUSTRIES

                      Consolidated Statements of Cash Flows
                     Years Ended May 31, 2001, 2000 and 1999
                                   (Unaudited)

                                                        2001        2000        1999
                                                    --------    --------    --------
Cash Flows From Operating Activities
   Net (loss)                                       $(12,913)   $(10,088)   $(14,827)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
        (Gain) on sale of assets                        --        (7,173)       --
        (Increase) decrease in:
          Notes receivable                              --           993       2,435
        Increase (decrease) in:
          Other taxes payable                           --          --          (106)
                                                    --------    --------    --------
                  Net Cash Used By Operating
                     Activities                      (12,913)    (16,268)    (12,498)
                                                    --------    --------    --------

Cash Flows From Investing Activities
   Proceeds from U. S. Treasury Bills                   --         7,600        --
                                                    --------    --------    --------

Cash flows From Financing Activities
   Proceeds from loans
     from stockholders                                 9,000        --          --
                                                    --------    --------    --------

                  Net Increase (Decrease) In Cash     (3,913)     (8,668)    (12,498)

Cash - Beginning of Year                               4,142      12,810      25,308
                                                    --------    --------    --------

Cash - End of Year                                  $    229    $  4,142    $ 12,810
                                                    ========    ========    ========


Supplemental Disclosures
   Income taxes paid                                $    100    $    100    $    100


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

         Other Holdings
         --------------
         The Company owns various other interests in mining properties (silver and uranium) including several interests with no cost basis.

         A summary of capitalized costs in the above properties as of May 31, 2001, 2000 and 1999 follows:

                           2001       2000       1999
                       --------   --------   --------

         Uranium       $100,000   $100,000   $100,000
         Silver           7,957      7,957      8,384
         Other              149        149        149
                       --------   --------   --------

               Total   $108,106   $108,106   $108,533
                       ========   ========   ========

Note 3 - General and Administrative Expense
-------------------------------------------

         General and administrative expenses for the years ended May 31, 2001, 2000 and 1999 follows:

                                       2001      2000      1999
                                    -------   -------   -------

         Salaries                   $  --     $  --     $ 2,000
         Reports and publications     1,069       933       996
         Professional                 4,593     5,619     3,791
         Telephone, office
           supplies and other         7,151    10,624     8,141
                                    -------   -------   -------

               Total                $12,813   $17,176   $14,928
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

                              EXCALIBUR INDUSTRIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 4 - Income Taxes (Continued)
---------------------------------

         At May 31, 2001 the Company has loss carryforwards of approximately $228,000 for Federal tax purposes and $143,000 for State tax purposes that may be offset against future taxable income (expiring on various dates through 2016).

Note 5 - Operating Funds
------------------------

         Company management has developed a plan to reduce or delay administrative costs to insure that the Company will continue to meet its obligations during the coming year, as well as a plan to obtain additional operating funds, if needed, through the sale of certain of its mining properties.

         In the interim, Joseph P. Hubert, President and major shareholder of Company, has agreed to advance operating funds, as needed, until other funds become available.

ITEM 9 - Disagreements on Accounting and Financial Disclosures
--------------------------------------------------------------

         None

ITEM 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

(a, b & e) Name                   Age    Position
---------------                   ---    --------

           Joseph P. Hubert       70     President, Chief Executive Officer and
                                         Chairman of Board of Directors

           Jack D. Powers         75     Vice-President and Director

           Charles O. Spielman    67     Secretary-Treasurer, Chief Financial
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

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners:

                                                                 *Amount and         Percent
                                                                 Nature of           of class
                             Name and Address                    Beneficial          as of
     Title of Class          of Beneficial owner                 Ownership           5/31/01
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

     *Includes 24,000 shares owned by Allen Nugent's wife, and 24,000 shares owned by Allen E. Nugent, son of Claude E. Nugent.

(b)  Security Ownership of Management:

                                                                 *Amount and         Percent
                                                                 Nature of           of class
                             Name and Address                    Beneficial          as of
     Title of Class          of Beneficial Owner                 Ownership           5/31/01
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

ITEM 12 - Security  Ownership  of  Certain  Beneficial  Owners  and  Management,
--------------------------------------------------------------------------------
(Continued)
-----------

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

ITEM 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

(a)  Transactions with Management and Others
     None

(b)  Certain Business Relationships
     None

(c)  Indebtedness of Management
     None

(d)  Transactions with Promoters
     None

ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on Form 10-K
---------------------------------------------------------------------------

(a)  1.   Unaudited Consolidated Financial Statements for the fiscal years ended
          May 31, 2001, 2000 and 1999, including:

            Accountants' Compilation Report
            Consolidated Balance Sheets
            Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
            Consolidated Statement of Cash Flows
            Notes to Consolidated Financial Statements

     2.   None

     3.   None

(b) No reports on Form 8-K have been filed during the quarter ended May 31, 2001.

(c)  None

(d)  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date August 2, 2001                      By: /s/ Joseph P. Hubert
-------------------                      ------------------------
                                         Joseph P. Hubert
                                         President, Chief Executive Officer
                                         and Chairman of Board of Directors



Date August 2, 2001                      By: /s/ Jack D. Powers
-------------------                      ----------------------
                                         Jack D. Powers
                                         Vice-President and Director