Form 10-Q
period 2002-02-28
EXCALIBUR INDUSTRIES
filed 2002-03-11
CIK 201779

DATE: March 10, 2002

TO:                     SECURITIES & EXCHANGE COMMISSION
                               500 NORTH CAPITOL
                              WASHINGTON DC 20549

FROM: Marguerite H. Emanuel, Administrator

RE:   FILE NUMBER 1-7602

In accordance with the provision of Section 13 or 15(d) of the Securities Exchange Act, I enclose the

                                   FORM 10-Q

                    for the quarter ended FEBRUARY 28, 2002


By: /s/ Marguerite H. Emanuel
-----------------------------
        Marguerite H. Emanuel
        Administrator

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

================================================================================
                                   FORM 10 - Q
                    For the Quarter ended FEBRUARY 28, 2002
                         Commission File Number 1-7602
================================================================================

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

February 28, 2002                                        Common Shares 5,987,261

                                EXCALIBUR INDUSTRIES CONSOLIDATED BALANCE SHEET
Form 10-Q Part I Unaudited
For the Periods Ending:
                                                                    Feb. 28, 2002        Nov. 30, 2001
============================================================  ===================  ===================
ASSETS
Cash, Savings Certificates, Treasury Bills                                $ 3,118                $ 542
Notes and Accounts Receivable                                                   0                    0
Other Assets                                                                    0                    0
============================================================  ===================  ===================
Total Current Assets                                                      $ 3,118                $ 542
============================================================  ===================  ===================

Property, Equipment & Mineral Interests (See Note B)                      111,807              111,807
Less Accumulated Depreciation                                              (3,661)              (3,661)
============================================================  ===================  ===================
Total Fixed and Other Assets                                             $108,146             $108,146
============================================================  ===================  ===================

TOTAL ASSETS                                                             $111,264             $108,688
============================================================  ===================  ===================

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities                                                           $ 0                  $ 0
Other Liabilities Loan from Stockholder                                   $29,000              $21,000
Common Stock 0 $.01 Par Value, Authorized 10,000,000                       59,974               59,974
Shares; 5,997,361 Shares issues; 5,987,361 Outstanding
Paid-In Capital in excess of Par                                           83,810               83,810
Retained Earnings                                                         (61,625)             (56,228)
Treasury Stock                                                               (200)                (100)
============================================================  ===================  ===================
Total Shareholders' Equity                                                 79,688               87,588
============================================================  ===================  ===================

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                 $111,264             $108,688
============================================================  ===================  ===================

      The accompanying notes are an integral of these financial statements.
                    These financial statements are unaudited.

                  EXCALIBUR INDUSTRIES CONSOLIDATED STATEMENT

Form 10-Q Part I
OF INCOME, EXPENSE AND RETAINED EARNINGS FOR THE FISCAL QUARTERS ENDED
Unaudited
===========================================  ==================  =================
                                                  Feb. 28, 2002      Feb. 28, 2001
===========================================  ==================  =================
REVENUES
Interest                                                    $ 0                $ 0
===========================================  ==================  =================
Total Revenues                                                0                  0
===========================================  ==================  =================

EXPENSES
General and Administrative                              $ 2,793            $ 3,266
Professional Services                                       178              2,000
Property, Payroll and Other Taxes                         2,246                  0
Claim Fees                                                    0                  0
===========================================  ==================  =================
TOTAL OPERATION EXPENSES                                  5,397              5,466
===========================================  ==================  =================

NET (LOSS)                                               (5,397)            (5,466)
===========================================  ==================  =================

Retained Earnings Beginning of Period                   (56,228)           (34,138)
===========================================  ==================  =================

RETAINED EARNINGS AT END OF PERIOD                      (61,625)           (39,604)
===========================================  ==================  =================

Average Shares Outstanding During Period              5,987,261          5,987,361
===========================================  ==================  =================

NET GAIN (LOSS) PER SHARE                                 (.001)             (.002)
===========================================  ==================  =================

      The accompanying notes are an integral of these financial statements.
                    These financial statements are unaudited.

================================================================================
EXCALIBUR INDUSTRIES MANAGEMENT'S DISCUSSION AND ANALYSIS
FORM 10-Q 2/28/02 PART 1 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
ITEM 2
Material Changes in Financial Condition

     Registrant received an operational loan from Mr. Joseph P. Hubert, President, during the quarter ending February 28, 2002.

     Resources of the corporation are extremely limited for a Corporation of its character.

     Expenses of overseeing the Corporation's mineral properties and interests, while maintaining corporate viability, continue.

Material Changes in Results of Operations

     Registrant had no income of any kind during the fiscal quarter ending FEBRUARY 28, 2002.

     Registrant experienced no material change in its financial condition for the three months ended FEBRUARY 28, 2002 as compared to the same quarter ending NOVEMBER 30, 2002.

     Registrant pays no wages.

     Registrant has no investments in interest-bearing accounts.

     Payment for professional services varies with the timing of services rendered and is primarily paid to accountants for preparation of tax returns and the Annual 10-K report.

     Registrant has 44 unpatented mining claims in Wyoming for which yearly assessment fees are required by the U. S. Bureau of Land Management.

These financial statements are unaudited.

================================================================================
EXCALIBUR INDUSTRIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FORM 10-Q 2/28/02 PART 1
================================================================================
NOTE A

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

     Equipment includes capitalized acquisition costs of $2,354 at February 28, 2002 and at November 30, 2001.

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

     Values for purposes of this financial statement as of February 28, 2002 and November 30, 2001.

Property and Equipment $ 2,354

Mining Equipment $ 1,347

Interest in Mining Properties $ 108,106

Accumulated Depreciation $ (3,661)

TOTAL $ 108,146

                    These financial statements are unaudited.

                                                       .
================================================================================
EXCALIBUR INDUSTRIES
OTHER INFORMATION
FORM 10-Q 2/28/02 PART 2
FORM 10-Q 2/28/01 PART 2
================================================================================

ITEM 4 Submission of Matters to a Vote of Security  Holders

a-c  None

d    None

ITEM 6 Exhibits and Reports on Form S-K

a    None

b No reports on Form 8-K were filed during the quarter ending February 28, 2002.

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

EXCALIBUR INDUSTRIES
--------------------
(Registrant)

Date:   March 10, 2002

By: /s/ Joseph P. Hubert
------------------------
        Joseph P. Hubert
        President, Chief Executive Officer
        and Chairman of Board of Directors

Date:   March 10, 2002

By: /s/ Marguerite H. Emanuel
-----------------------------
        Marguerite H. Emanuel
        Secretary