Form 10-K
period 2002-05-31
EXCALIBUR INDUSTRIES
filed 2002-08-08
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                                    ---------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002            Commission file Number 1-7602

                              EXCALIBUR INDUSTRIES
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Utah                                         87-0292122
-------------------------------                         ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

P.O. Box 3551, Duluth, MN                                        55803
-----------------------------------------                  ----------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code             218-724-4711
                                                             ------------

E-Mail Address:                                              mhubert1@msn.com

Securities registered pursuant to Section 12 (b) of the Act:

                                                    Name of each exchange
         Title of Each Class                        on which registered
         -------------------                        -------------------
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

                  Yes     X                 No
                  -------------             ------------

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of May 31, 2002, no bid or asked prices are available.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 31, 2002, the registrant had total outstanding shares of 5,987,261, $0.01 par value common stock.

Securities and Exchange Commission - Form 10K
Excalibur Industries - May 31, 2002
Page 2

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

                                 URANIUM REPORT
                                 --------------

POWDER RIVER BASIN-WYOMING - HISTORY
------------------------------------

A.       Mountain West Mines, Inc.

         Beginning in 1965, Mountain West Mines Inc., a private corporation founded by Claude E. Nugent, Robert H. Ruggeri and Joseph P. Hubert, operated the underground Betty Mine and the open pit Glade Mine in the Elk Ridge, Utah uranium district, each operation ending upon the completion of their respective AEC contracts.

         During the dormant years of the domestic uranium industry, MWM continued full-time uranium exploration. In 1966, Mountain West Mines began its successful geologic exploration of the Powder River, Wyoming Uranium District. A large scale mineral property program was begun, along with the beginning of the district reconnaissance drill hole fence project.

         In 1967, the Nuclear Power Industry revived interest in uranium fuels and the Powder River Basin began to attract major corporate attention. MWM in order to maintain viability was forced to seek outside financial assistance.

B.       The Cleveland-Cliffs Iron Company

         Excalibur (Mountain West Mines Inc.) entered into an Option and Agreement dated May 17, 1967, an Addendum dated August 29, 1967, an Addendum dated August 31, 1968, and a Deed and Agreement dated October 20, 1976 with the Cleveland-Cliffs Iron Company.

         Excalibur (MWM) retains a 4% yellow cake royalty on all production resulting from the operations of the Cleveland-Cliffs Iron Company, its assigns and/or its Successor in Interest within an Area of Interest defined as Townships 33 through 50 North of Ranges 69 through 79 West, 6th principal meridian.

----------------------------------------

         The Collins Draw ISL pilot program produced a minor royalty credit to Excalibur.

         In 1986, failing the contractual obligation of furnishing Excalibur with prior written notification, the Cleveland-Cliffs Iron Company assigned its operating rights to the Ruby ranch project subject to the terms and conditions of MWM/Cliffs agreements to Magnox Electric plc
         (UK) subsidiary Central Electricity Generating Board Exploration (America) (CEGB). Cliffs retained reimbursement responsibility for Area of Interest royalty obligation to Excalibur payable by its Successor in Interest within the Area of Interest, less subject lands. In the event of project abandonment by CEGB (et al), properties must be reassigned to Cliffs.

         In 1987, failing the contractual obligation of furnishing Excalibur with prior written notification, the Cleveland-Cliffs Iron Company assigned its operating rights to the Greasewood Creek and North Butte projects subject to the terms and conditions of the MWM and Cliffs agreements to Uranez USA, Inc. (Germany). Cliffs retained reimbursement responsibility for Area of Interest royalty obligations to Excalibur payable by its Successor in Interest within the Area of Interest less subject lands. In the event of project abandonment by Uranez, properties must be reassigned to Cliffs. Failing the contractual obligation of furnishing Excalibur with prior written notification, Cliffs sold Excalibur's advance royalty credit of some $1,319,287 to Uranez.

C. Cameco Corporation, (Canada), (Power Resources Inc., a member of the Cameco Group of Companies)

         Cameco Corporation contends it is the world's largest producer of uranium and the largest supplier of combined uranium and conversion services. Through a series of transactions, Cameco with its subsidiary Power Resources Inc., purports to have acquired the Powder River Basin operating assets of CEGB and Uranez/Cogema. Excalibur has not received proper documentation of either acquisition.

         The following projects subject to Area of Interest royalty obligations are listed in the Cameco Corporation 2001 Annual report:

                Reserve Site                                          Million Lbs. U308
                ------------                                          -----------------
                                             Proven       Probable         Indicated         Inferred
                                             ------       --------         ---------         --------

                Highland                        5.1           .9              2.9              2.5
                North Butte/Brown               8.4          4.3              6.0              6.1
                Ruby Ranch                      3.1          1.7
                Taylor Ranch                                                                   10.0


 Note:    1)  The Greasewood deposit was not listed.
          2) The Grade/Thickness (GT) factor for reserve estimates was not revealed.



D.       Quivira Mining Company (Rio Algom Ltd. - Canada)

         Rio Algom Ltd. was purchased by BHP Billiton (England) in 2001 and reduced its uranium participation. In 2001 Quivira Mining Company quitclaim re-assignment and conveyances by and among Quivira Mining and Everest Exploration their sum total of 5,000 acres of unpatented mining claims to Excalibur. Excalibur retained 100% claims ownership to six
         (6) known potential ISL reserves. These reserves are independently owned by Excalibur and not subject to the Cliffs/MWM agreements.

Securities and Exchange Commission - form 10-K Excalibur Industries - May 31, 2002 Page 4

POWDER RIVER BASIN - WYOMING (Continued)
----------------------------------------

E. Excalibur's 7,000,000-foot (+) drill hole library covering over 500 square miles of the Powder River Basin could prove invaluable in a profitable uranium market.

                                  SILVER REPORT

Excalibur owns approximately 162 acres of patented lode mining claims in Ouray County, Colorado.

                                    BUSINESS

Excalibur  is  natural  resource  oriented.  In the  past  its  activities  have consisted of acquisition, mining and sale of mineral properties. The Corporation's resources are extremely limited for a corporation of this character. Under the present depressed market conditions it has no alternative but to await a change. At the present time the corporation is inactive, except for overseeing its leases and maintaining corporate viability.

ITEM 2 - PROPERTIES
-------------------

Mountain West Mines, Inc. (Mountain West) a wholly owned subsidiary of Excalibur, owns a royalty interest in approximately 85 patented lode mining claims, and numerous unpatented lode mining claims in the Powder River Basin in Johnson and Campbell Counties, Wyoming. These properties had capitalized costs of $347,032, and are directly related to the advance royalties received from Cliffs as described in Item 1 of this Form 10-K. The extent of any ore bodies and related possible collection of production royalties is not determinable at this time. The Board of Directors had determined, however, that a more realistic value should be placed on the books for financial reporting and elected to reduce the reported value for financial statement purposes to $100,000.

In May 1986, Cliffs conveyed, subject to the MWM/Cliffs agreements, to Magnox Electric plc subsidiary, Central Electricity Generating Board Exploration Inc.
63.688 acres of patented claims and 12 unpatented mining claims (Ruby Ranch project). In 1989, Magnox Electric through its subsidiaries CEGB and Power Resources Inc. acquired 75% interest in the Highland Uranium Project (HUP) from Everest Exploration (et al). HUP is subject to the terms and conditions of the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs. According to newspapers and other published accounts, HUP uranium production by Magnox Electric subsidiaries indicates a multi-million dollar royalty payment is due Excalibur.

In January 1997, Cameco Corporation (Canada) purchased the assets of CEGB and Power Resources from Magnox Electric plc (UK) along with the obligations and conditions set forth in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs. The HUP production royalties have not been paid by Cameco's operator, its wholly owned subsidiary Power Resources Inc.

The right of reassignment of all uranium mineral properties within the Area of Interest is retained by Excalibur as set forth by the May 17, 1967 Option and Agreement.

In April 1987, Excalibur had not received the contractual obligation of prior written notice when Uranez USA (Germany) purchased unpatented claims and the below cited patented claims along with the remaining portion of MWM advance royalty from Cliffs. The transaction subjected Uranez to the obligations as conditions set forth in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs.

-------------------------------

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
          Surface acres                                           0.000 acres

In May 1991, failing the contractual obligation of furnishing Excalibur with prior written notification, Pathfinder Mines, Inc., subsidiary of Cogema-France, purchased Uranez' Powder River Uranium holdings along with the remaining portion of MWM advance royalty. This transaction subjected Pathfinder to the terms and conditions as outlined in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs. Subsequently, Pathfinder assumed the Christianson Ranch ISL operation and failed to make Area of Interest royalty payments to Excalibur.

Between the delinquent royalty payments from the HUP and the Christianson Ranch operations, the advance royalty payment obligation of $1,319,287.00 has been satisfied.

In 1973, Excalibur sold mining claims in Campbell and Johnson Counties, Wyoming to American Nuclear Corporation. The project became a part of a joint venture between American Nuclear and the Tennessee Valley Authority. At public auction in 1991, they sold this project along with their entire holdings to General Atomic. In 1992, General Atomic sold this same project to Pathfinder. Excalibur retains a 2 1/2 % yellow cake royalty from the ANC contract and an additional 4% yellow cake royalty from the MWM/Cliffs Area of Interest royalty provision.

In 2001, failing the contractual obligation of furnishing Excalibur with prior written notification, Pathfinder Mines Inc. (Cogema) executed Special Warranty Deeds with Cameco Corporation (Canada) through its wholly owned subsidiary Power Resources Inc., transferring Pathfinder's Powder River uranium holdings. Camecos' acquisition of that portion of Pathfinder's mineral properties acquired from the Uranez/Cliffs contract, commits Cameco and its wholly owned subsidiary Power Resources Inc. to a second acknowledgment to the terms and conditions in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs. These mineral lands are within the Area of Interest and are subject to a 4% yellow cake gross royalty in addition to the royalty obligations inherent in their title.

In July 1983, Cliffs quitclaimed 436 unpatented lode mining claims and 1,042 net acres of fee mineral leases to Texas Eastern Nuclear, Inc., of Houston, Texas. In August 1986, Texas Eastern Nuclear, Inc., reassigned said properties to Mountain West, who, in turn, conveyed and assigned its interest in said property to Everest Minerals, subject to a variable overriding royalty reservation which ranges 2% to 6%. Everest Minerals determined to abandon a portion of the property and offered to re-convey it to Excalibur. Excalibur has since abandoned said property.

On June 28, 1990, Everest Minerals sold the remaining 270 claims to Quivira Mining Company, 6305 Waterford Boulevard, Suite 325, Oklahoma City, Oklahoma 73118, a subsidiary of Rio Algom Ltd., a Canadian based world producer of uranium and other metals. Excalibur retained the right of reassignment.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2002


ITEM 2 - PROPERTIES (Continued)
-------------------------------

In 2001, Quivira Mining company reassigned the 270 claims to Excalibur. 100% ownership of six (6) potential ISL reserves is held by Excalibur. The following uranium reserve estimates are Texas Eastern Nuclear Inc., calculatons:

         Deposit Area               Average Depth             Indicated Reserves                 Potential Reserves
         ------------               -------------             ------------------                 ------------------
         Verna Ann                         580'                    701,000#                            1,500,000#
         Niles Ranch                       450'                    270,000#                              600,000#
         Hank                              420'                    600,000#                            2,000,000#
         Willow Creek                      600'                    850,000#                            2,000,000#
         Doughstick                        540'                          -0-                           6,000,000#
         Nichols Ranch                     590'                  3,500,000#                            4,500,000#

Excalibur owns patented mining claims in Ouray county, Colorado with capitalized costs of $8,106. These properties were purchased as silver prospects and are not active. The company also owned one patented mining claim in Lake County, Colorado which was sold during the year ended May 31, 2000.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

Management of the Registrant knows of no litigation that would materially affect the financial statements of Excalibur or Mountain West Mines, Inc.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

(a-d) No matters were submitted to a vote of security holders during the quarter ended May 31, 2002 through solicitation of proxies or otherwise. The last annual shareholder's meeting of the Company was held November 19, 2001.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------

(a) Principal Market: The stock of the Corporation was formerly traded on the Intermountain Stock Exchange in Salt Lake City, Utah. At the present time the stock is not traded on a listed stock exchange and the Company knows of no market maker.

(b)      Approximate number of shareholders of record as of May 31, 2002 is 425.

(c-1)    No dividends have been paid or declared in the past 5 fiscal years.

(c-2)    Management anticipates no payment of dividends in the near future.

Securities and Exchange commission - Form 10-K Excalibur Industries - May 31, 2002 Page 7

ITEM 6 - SELECTED FINANCIAL DATA FOR THE YEARS ENDED MAY 31:
------------------------------------------------------------

                                                 2002           2001           2000           1999           1998
                                              -----------    -----------    -----------    -----------    -----------

Total Revenues                               $         0    $         0    $         0    $         0    $         0

Total Operating Expense                           17,372         12,813         17,176         14,928         29,483
                                             -----------    -----------    -----------    -----------    -----------

    Loss From Operations                         (17,372)       (12,813)       (17,176)       (14,928)       (29,483)

Other Income                                           0              0          7,188            201          1,280
                                             -----------    -----------    -----------    -----------    -----------

    Income (Loss) -
        Before Income Taxes                      (17,372)       (12,813)        (9,988)       (14,727)       (28,203)

Provision For Income Taxes                           100            100            100            100            100
                                             -----------    -----------    -----------    -----------    -----------

    Net Income (Loss)                            (17,472)       (12,913)       (10,088)       (14,827)       (28,303)

Retained Earnings (Deficit)
    Beginning of Year                            (44,349)       (31,436)       (21,348)        (6,521)        21,782
                                             -----------    -----------    -----------    -----------    -----------

Retained Earnings (Deficit)
    End of Year                              $   (61,821)   $   (44,349)   $   (31,436)   $    21,348    $    (6,521)
                                             ===========    ===========    ===========    ===========    ===========

Average Shares of Common

    Stock Outstanding                          5,987,261      5,987,361      5,987,361      5,987,361      5,987,361
                                             ===========    ===========    ===========    ===========    ===========

Net Income (Loss) Per Share

    of Common Stock                          $   (0.0029)   $   (0.0022)   $   (0.0017)   $   (0.0025)   $   (0.0047)
                                             ===========    ===========    ===========    ===========    ===========

Total Assets -
    End of Year                              $   110,958    $   108,435    $   112,348    $   122,436    $   137,369
                                             ===========    ===========    ===========    ===========    ===========

Long-Term Obligations                        $    29,000    $     9,000    $         0    $         0    $         0
                                             ===========    ===========    ===========    ===========    ===========

Cash Dividends Declared
    Per Share of

        Common Stock                         $         0    $         0    $         0    $         0    $         0
                                             ===========    ===========    ===========    ===========    ===========

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDUCTION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         ACCOUNTANTS' COMPILATION REPORT
                         -------------------------------

To the Board of Directors and Stockholders
Excalibur Industries

We have compiled the accompanying consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc. as of May 31, 2002, 2001, and 2000, and the related consolidated statements of operations and changes in retained earnings (deficit), and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

/S/ Maxfield and Co., P.C.
----------------------------
    Maxfield and Co., P.C.
    Certified Public Accountants
    Grand Junction, Colorado

July 15, 2002

                           Consolidated Balance Sheets
                           May 31, 2002, 2001 and 2000
                                   (Unaudited)


                                                                          2002         2001         2000
                                                                       ---------    ---------    ---------
                                                               ASSETS
                                                               ------

Current Assets
   Cash                                                                $   2,752    $     229    $   4,142
                                                                       ---------    ---------    ---------

Property and Equipment

   Mining properties and interests                                       108,106      108,106      108,106
   Furniture and fixtures                                                  2,354        2,354        2,354
   Mining equipment                                                        1,347        1,347        1,347
                                                                       ---------    ---------    ---------
                                                                         111,807      111,807      111,807
   Accumulated depreciation                                               (3,661)      (3,661)      (3,661)
                                                                       ---------    ---------    ---------
                  Total Property and Equipment                           108,146      108,146      108,146
                                                                       ---------    ---------    ---------

Other Assets

   Deposits                                                                   60           60           60
                                                                       ---------    ---------    ---------

                  Total Assets                                         $ 110,958    $ 108,435    $ 112,348
                                                                       =========    =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities

   Income tax payable                                                  $     100    $     100    $     100
                                                                       ---------    ---------    ---------

Other Liabilities

   Loans from stockholder                                                 29,000        9,000         --
                                                                       ---------    ---------    ---------

Stockholders' Equity
   Common stock - $.01 par value,
     authorized 10,000,000 shares,
        Issued 5,997,361 shares including

        shares in treasury                                                59,974       59,974       59,974
   Capital received in excess of par value                                83,810       83,810       83,810
   Retained earnings (deficit)                                           (61,821)     (44,349)     (31,436)
   Treasury stock, 10,100 shares, (10,000 shares
     1999 - 2001) at cost                                                   (105)        (100)        (100)
                                                                       ---------    ---------    ---------
                  Total Stockholders' Equity                              81,858       99,335      112,248
                                                                       ---------    ---------    ---------

                  Total Liabilities and Stockholders'
                     Equity                                            $ 110,958    $ 108,435    $ 112,348
                                                                       =========    =========    =========



          See accompanying notes and accountants' compilation report.



                          Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
                                               Years Ended May 31, 2002, 2001 and 2000
                                                             (Unaudited)


                                                                                   2002             2001              2000
                                                                               -----------      -----------       -----------
Revenues
   Royalties                                                                  $       --       $       --        $       --
                                                                               -----------      -----------       -----------
Operating Expenses

   Mining and related expenses                                                         --               --                --
   General and administrative                                                       17,372           12,813            17,176
                                                                               -----------      -----------       -----------

                  Total Operating Expenses                                          17,372           12,813            17,176
                                                                               -----------      -----------       -----------

                  Loss From Operations                                            (17,372)          (12,813)          (17,176)
                                                                               -----------      -----------       -----------

Other Income

   Gain from sale of mining claim                                                      --              --               7,173
   Interest                                                                            --              --                  15
                                                                               -----------      -----------       -----------

                  Total Other Income                                                   --           (12,813)            7,188
                                                                               -----------      -----------       -----------

                  (Loss) Before Income Taxes                                      (17,372)          (12,813)           (9,988)

Provision For Income Taxes                                                            100                100               100
                                                                               -----------      -----------       -----------

                  Net (Loss)                                                      (17,472)         (12,913)           (10,088)

Retained Earnings (Deficit) - Beginning of Year                                   (44,349)         (31,436)           (21,348)
                                                                               -----------      -----------       -----------

Retained Earnings (Deficit) - End of Year                                     $   (61,821)     $   (44,349)      $    (31,436)
                                                                               ==========       ==========        ===========

Net (Loss) Per Share of Common Stock                                          $   (0.0029)     $   (0.0022)      $    (0.0017)
                                                                               ==========       ==========        ===========

Outstanding Number of Common Shares                                             5,987,261        5,987,361         5,987,361
                                                                               ==========      ===========        ===========

          See accompanying notes and accountants' compilation report.




                      Consolidated Statements of Cash Flows
                     Years Ended May 31, 2002, 2001 and 2000
                                   (Unaudited)

                                                                      2002              2001              2000
                                                                    --------          --------          --------

Cash Flows From Operating Activities
   Net (loss)                                                       $(17,472)         $(12,913)         $(10,088)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
        (Gain) on sale of assets                                        --                --              (7,173)
        (Increase) decrease in:
          Notes receivable                                              --                --                 993
                                                                    --------          --------          --------
                  Net Cash Used By Operating

                     Activities                                      (17,472)          (12,913)          (16,268)
                                                                    --------          --------          --------

Cash Flows From Investing Activities

   Proceeds from U. S. Treasury Bills                                   --                --               7,600
                                                                    --------          --------          --------

Cash flows From Financing Activities
   Proceeds from loans

     from stockholders                                                20,000             9,000              --
   Capital Stock transactions:
     Share repurchases                                                    (5)             --                --
                                                                    --------          --------          --------

                  Net Cash Provided

                     By Financing Activities                          19,995             9,000              --
                                                                    --------          --------          --------

                  Net Increase (Decrease) In Cash                      2,523            (3,913)           (8,668)

Cash - Beginning of Year                                                 229             4,142            12,810
                                                                    --------          --------          --------

Cash - End of Year                                                  $  2,752          $    229          $  4,142
                                                                    ========          ========          ========


Supplemental Disclosures

   Income taxes paid                                                $    100          $    100          $    100


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

         A summary of capitalized costs in the above properties as of May 31, 2002, 2001 and 2000 follows:

                                 2002       2001       2000
                               --------   --------   --------

                 Uranium       $100,000   $100,000   $100,000
                 Silver           7,957      7,957      7,957
                 Other              149        149        149
                               --------   --------   --------

                       Total   $108,106   $108,106   $108,106
                               ========   ========   ========

Note 3 - General and Administrative Expense
-------------------------------------------

        General and administrative expenses for the years ended May 31, 2002, 2001 and 2000 follows:

                                               2002      2001      2000
                                             -------   -------   -------

Salaries                                     $  --     $  --     $  --
Reports and publications                       1,764     1,069       933
Professional                                   3,816     4,593     5,619
Telephone, office
  supplies and other                          11,792     7,151    10,624
                                             -------   -------   -------

      Total                                  $17,372   $12,813   $17,176
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

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Income Taxes (Continued)
---------------------------------

        At May 31, 2002 the Company has loss carryforwards of approximately $245,000 for Federal tax purposes and $160,000 for State tax purposes that may be offset against future taxable income (expiring on various dates through 2017).

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

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------

        None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

(a, b & e)           Name          Age              Position
            ---------------------  ---   --------------------------------------

            Joseph P. Hubert        70   President, Chief Executive Officer and
                                         Chairman of Board of Directors

            Jack D. Powers          76   Vice-President and Director

            Charles O. Spielman     68   Treasurer and Director

            Marguerite Emanuel      68   Secretary

Joseph P. Hubert is President and Chief Executive Officer. He received his B.S. Degree in Geology from the University of Minnesota Duluth. He has been a self-employed registered mining geologist for many years. He served on the Board of Directors of Mountain West Mines, Inc. from 1966 until 1971, either as President or Vice-President during that period. Mr. Hubert was elected to the Presidency and Board of Directors of Excalibur at the 1982 annual meeting and following Directors' meeting.

Jack D. Powers is Vice-President. He obtained a BA Degree in business and accounting from the University of Minnesota and a B.S. Degree in mechanical engineering from Michigan Tech. He has worked as a manager for Longyear Drilling Co., Boyles Bros. and Joy for many years and presently is a self-employed drilling consultant.

Charles O. Spielman was elected Treasurer and to the Board of Directors at a special meeting of the Board effective July 1, 1999. He received his B.S. degree in Geological Engineering from Colorado School of Mines in 1955 and is a consulting mining geologist.

Marguerite H. Emanuel replaced Charles O. Spielman as Secretary on March 1, 2001. She received her BS Degree in Business and accounting from the University of Minnesota. She was a department manager with the Marriott Corporation and an administrative assistant with the Village of Lincolnshire, Illinois.

(c)  Excalibur has no full time employees.

(d) Mrs. Marguerite Emanuel was elected Corporate Secretary at the November 19, 2001 Annual Meeting. Mrs. Emanuel is the sister of Joseph P. Hubert, President and CEO. There are no other family relationships between any Director and Executive Officer and/or any other Director or Executive officer or nominee for Director.

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


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners:

                                                                         *Amount and         Percent
                                                                         Nature of           of class
                             Name and Address                            Beneficial          as of
     Title of Class          of Beneficial owner                         Ownership           5/31/02
     --------------          -----------------------------------------   --------------      -------
     Common                  Joseph P. Hubert                            1,179,000           19.69%
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
                             Layton, UT 84041                            Direct

     *Includes 24,000 shares owned by Allen Nugent's wife, and 24,000 shares owned by Allen E. Nugent, son of Claude E. Nugent.

(b)  Security Ownership of Management:

                                                                         *Amount and         Percent
                                                                         Nature of           of class
                             Name and Address                            Beneficial          as of
     Title of Class          of Beneficial Owner                         Ownership           5/31/02
     --------------          ----------------------------------------    --------------      -------

     Common                  Joseph P. Hubert                            1,179,000            19.69%

     Common                  Jack D. Powers                                 25,000              .42%

     Common                  Charles O. Spielman                            50,000              .84%

     Common                  Marguerite Emanuel                            100,000             1.68%

     Common                  Directors and Officers Group                1,354,000            22.63%


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (Continued)
-------------------------------------------------------------------------------

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

ITEM 13 - CERTAOM RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions with Management and Others
     None

(b)  Certain Business Relationships
     None

(c)  Indebtedness of Management
     None

(d)  Transactions with Promoters
     None

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K
---------------------------------------------------------------------------

(a)  1.   Unaudited Consolidated Financial Statements for the fiscal years ended
          May 31, 2002, 2001 and 2000, including:

            Accountants' Compilation Report
            Consolidated Balance Sheets

            Consolidated Statements of Operations and Changes in Retained
               Earnings (Deficit)
            Consolidated Statement of Cash Flows
            Notes to Consolidated Financial Statements

     2.   None

     3.   None

(b) No reports on Form 8-K have been filed during the quarter ended May 31, 2002.

(c)  None

(d)  None

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                         By  /S/ Joseph P. Hubert
    --------------------       ---------------------------------------------
                                     Joseph P. Hubert
                                     President, Chief Executive Officer
                                     and Chairman of Board of Directors



Date                         By  /S/ Jack D. Powers
    --------------------       ---------------------------------------------
                                     Jack D. Powers
                                     Vice-President and Director