Form 10-K/A
period 2002-05-31
EXCALIBUR INDUSTRIES
filed 2002-08-15
CIK 201779

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


Date  August 7, 2002         By  /S/ Joseph P. Hubert
    --------------------       ---------------------------------------------
                                     Joseph P. Hubert
                                     President, Chief Executive Officer
                                     and Chairman of Board of Directors



Date  August 7, 2002         By  /S/ Jack D. Powers
    --------------------       ---------------------------------------------
                                     Jack D. Powers
                                     Vice-President and Director