Form 10-Q
period 2002-08-31
EXCALIBUR INDUSTRIES
filed 2002-10-15
CIK 201779

DATE:   SEPTEMBER 10, 2002
TO:     SECURITIES & EXCHANGE COMMISSION
        500 NORTH CAPITOL
        WASHINGTON DC 20549

FROM:   Marguerite H. Emanuel, Administrator


RE:     FILE NUMBER 1-7602

________________________________________________________________________________

In accordance with the provision of Section 13 or 15(d) of the Securities Exchange Act, I enclose the original and seven (7) copies of FORM 10-Q for the quarter ended AUGUST 31, 2002
________________________________________________________________________________

THIS 10-Q IS FILED ON PAPER IN ACCORDANCE WITH RULE 202 OF THE REGULATION S-T PURSUANT TO A CONTINUING HARDSHIP EXEMPTION.

/s/  Marguerite H. Emanuel
--------------------------
     Marguerite H. Emanuel
     Administrator

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q
                                   -----------

      For the Quarter ended AUGUST 31, 2002 Commission File Number 1-7602

                              EXCALIBUR INDUSTRIES
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           UTAH                                       87-0292122
--------------------------------                 ---------------------
State or other jurisdiction                      IRS Employer
of incorporation or organization                 Identification Number

                 Post Office Box 3551, Duluth, Minnesota 55803
                 ---------------------------------------------
                     Address or principal executive offices


Phone Number: (218) 724-4711                    E-Mail Address: mhubert1@msn.com
              --------------                                    ----------------

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report); and, (2) has been subject to such filing
requirements for the past 90 days.   YES [ X ]    NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

August 31, 2002:   Common Shares 5,987,261
                                 ---------

EXCALIBUR INDUSTRIES CONSOLIDATED BALANCE SHEET

Form 10-Q Part I Unaudited

For the Periods Ending:
                                                         Aug. 31,      May 31,
                                                           2002          2002
                                                         ---------    ---------
ASSETS
------
Cash, Savings Certificates, Treasury Bills               $   3,370    $   2,752
Notes and Accounts Receivable                                    0            0
Other Assets                                                    60           60
                                                         ---------    ---------
Total Current Assets                                         3,430        2,812
                                                         ---------    ---------


Property, Equipment & Mineral Interests (See Note B)       111,807      111,807
Less Accumulated Depreciation                               (3,661)      (3,661)
Total Fixed and Other Assets                             $ 108,146    $ 108,146
                                                         ---------    ---------
TOTAL ASSETS                                             $ 111,576    $ 110,958
                                                         =========    =========

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities                                      $     100    $     100
Other Liabilities Loan from Stockholder                  $  36,000    $  29,000
Common Stock 0 $.01 Par Value, Authorized
10,000,000 Shares; 5,997,361 Shares issued;
5,987,361 Outstanding Shares                                59,974       59,974
Paid-In Capital in excess of Par                            83,810       83,810
Retained Earnings                                          (68,740)     (61,821
Treasury Stock                                                (105)        (105)
                                                         ---------    ---------
Total Shareholders' Equity                                  74,944       81,858
                                                         =========    =========
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $ 111,576    $ 110,958
                                                         =========    =========

                     The accompanying notes are an integral
                         of these financial statements.

                   These financial statements are unaudited.

                  EXCALIBUR INDUSTRIES CONSOLIDATED STATEMENT
                                   Form 10-Q

                Part I OF INCOME, EXPENSE AND RETAINED EARNINGS
                                   (Unaudited)

FOR THE FISCAL QUARTERS ENDED
                                          Aug. 31, 2002   Aug. 31, 2001
                                          -------------   -------------
REVENUES

Interest                                   $         0    $         0
                                           -----------    -----------
Total Revenues                                       0              0
                                           ===========    ===========
EXPENSES

General and Administrative                 $     1,283    $     2,440

Professional Services                              595            600

Property, Payroll and Other Taxes                  100              0

Claim Fees                                       4,441          4,491
                                           -----------    -----------
NET (LOSS)                                      (6,919)        (7,581)
Retained Earnings Beginning of Period          (61,821)       (44,349)
                                           -----------    -----------
RETAINED EARNINGS AT END OF PERIOD             (68,740)       (51,930)
                                           ===========    ===========

Average Shares Outstanding During Period     5,987,261      5,987,361
                                           ===========    ===========

NET GAIN (LOSS) PER SHARE                       (.0023)        (.0022)
                                           ===========    ===========



                     The accompanying notes are an integral
                         of these financial statements.

                    These financial statements are unaudited.

           EXCALIBUR INDUSTRIES MANAGEMENT'S DISCUSSION AND ANALYSIS

                               FORM 10-Q 8/31/02

PART 1 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2

Material Changes in Financial Condition
---------------------------------------

         Registrant received an operational loan from Mr. Joseph P. Hubert, President, during the quarter ending August 31, 2002.

         Resources of the corporation are extremely limited for a Corporation of its character.

         Expenses  of  overseeing  the  Corporation's   mineral  properties  and
interests, while maintaining corporate viability, continue.

Material Changes in Results of Operations
-----------------------------------------

         Registrant had no income of any kind during the fiscal quarter ending AUGUST 31, 2002.

         Registrant experienced no material change in its financial condition for the three months ended AUGUST 31, 2002 as compared to the same quarter ending February 28, 2002.

         Registrant pays no wages.

         Registrant has no investments in interest-bearing accounts.

         Payment for professional services varies with the timing of services rendered and is primarily paid to accountants for preparation of tax returns and the Annual 10-K report. No payments of this kind were made during the fiscal quarter ending August 31, 2002.

         Registrant has 44 unpatented mining claims in Wyoming for which yearly assessment fees are required by the U. S. Bureau of Land Management.


                   These financial statements are unaudited.

        EXCALIBUR INDUSTRIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               FORM 10-Q 8/31/02
PART 1

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

         Equipment includes capitalized acquisition costs of $2,354 at August 31, 2001 and at February 28, 2001.

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

         Values for purposes of this financial statement as of August 31, 2002 and February 28, 2002.

Property and Equipment                          $   2,354
Mining Equipment                                $   1,347
Interest in Mining Properties                   $ 108,106
Accumulated Depreciation                        $  (3,661)

TOTAL                                           $ 108,146


                   These financial statements are unaudited.

                              EXCALIBUR INDUSTRIES
                               OTHER INFORMATION
FORM 10-Q 8/31/02

PART 2

FORM 10-Q 2/28/01 PART 2

ITEM 4 Submission of Matters to a Vote of Security Holders

a-c None

d None


ITEM 6 Exhibits and Reports on Form S-K

a None

b No reports on Form 8-K were filed during the quarter ending August 31, 2002.



                   These financial statements are unaudited.

EXCALIBUR INDUSTRIES

Form 10-Q

Part II

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Registrant:  EXCALIBUR INDUSTRIES

Date: September 10, 2002               By /s/ Joseph P. Hubert
                                          --------------------------------------
                                              President, Chief Executive Officer
                                              and Chairman of Board of Directors




Date: September 10, 2002                  /s/ Marguerite H. Emanual
                                          --------------------------------------
                                              Marguerite H. Emanuel
                                              Secretary