Form 10-Q
period 2002-11-30
EXCALIBUR INDUSTRIES
filed 2002-12-13
CIK 201779

DATE: December 10, 2002

TO:                     SECURITIES & EXCHANGE COMMISSION
                               500 NORTH CAPITOL
                              WASHINGTON DC 20549

FROM: Marguerite H. Emanuel, Administrator

RE:   FILE NUMBER 1-7602

In accordance with the provision of Section 13 or 15(d) of the Securities Exchange Act, I enclose the

                                   FORM 10-Q

                    for the quarter ended November 30, 2002


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

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   FORM 10 - Q

     For the Quarter ended NOVEMBER 30, 2002

                         Commission File Number 1-7602


                              EXCALIBUR INDUSTRIES
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              UTAH                                      87-0292122
---------------------------------                 ----------------------
State or other jurisdiction                            IRS Employer
of incorporation or organization                  Identification Number

                 Post Office Box 3551, Duluth, Minnesota 55803
            --------------------------------------------------------
                     Address or principal executive offices

Phone Number: (218) 724-4711                   E-Mail Address: mhubert1@msn.com
--------------------------------------------------------------------------------

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

November 30, 2002: Common Shares 5,986,861


                EXCALIBUR INDUSTRIES CONSOLIDATED BALANCE SHEET
                                    Unaudited


For the Periods Ending:
                                                              Nov. 30, 2002         Aug. 31, 2002
                                                              -------------         -------------
ASSETS
Cash, Savings Certificates, Treasury Bills                        $   1,943             $   3,370
Notes and Accounts Receivable                                             0                     0
Other Assets                                                             60                    60
                                                                  ---------             ---------
Total Current Assets                                                  2,003                 3,430

Property, Equipment & Mineral Interests (See Note B)                111,807               111,807
Less Accumulated Depreciation                                        (3,661)               (3,661)
                                                                  ---------             ---------
Total Fixed and Other Assets                                      $ 108,146             $ 108,146
                                                                  ---------             ---------

TOTAL ASSETS                                                      $ 110,691             $ 111,576
                                                                  =========             =========
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities                                               $       0             $     100
Other Liabilities Loan from Stockholder                           $  42,810             $  36,000
                                                                  ---------             ---------
Common Stock 0 $.01 Par Value, Authorized 10,000,000                 59,868                59,974
Shares; 5,997,361 Shares issues; 5,987,361 Outstanding
Paid-In Capital in excess of Par                                     83,810                83,810
Retained Earnings                                                   (72,660)              (68,740)
Treasury Stock                                                         (105)                 (105)
                                                                  ---------             ---------
Total Shareholders' Equity                                           67,776                74,944

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                          $ 110,691             $ 111,576
                                                                  =========             =========



                   The accompanying notes are an integral part
                         of these financial statements.


                    These financial statements are unaudited.

                  EXCALIBUR INDUSTRIES CONSOLIDATED STATEMENT
                    OF INCOME, EXPENSE AND RETAINED EARNINGS


FOR THE FISCAL QUARTERS ENDED

                                           Nov. 30, 2002   Nov. 30, 2001
                                           -------------   -------------
                                             Unaudited
REVENUES
  Interest                                 $         0    $         0
  Total Revenues                                   100              0


EXPENSES
  General and Administrative               $       413    $     1,320
  Professional Services                          3,617          2,936
  Property, Payroll and Other Taxes                  0              0
  Claim Fees                                         0              0
                                           -----------    -----------

NET (LOSS)                                      (3,920)        (4,298)

Retained Earnings Beginning of Period          (68,740)       (51,930)


RETAINED EARNINGS AT END OF PERIOD             (72,660)       (56,228)


Average Shares Outstanding During Period     5,986,861      5,987,361
                                           -----------    -----------


NET GAIN (LOSS) PER SHARE                       (.0025)         (.001)



                     The accompanying notes are an integral
                         of these financial statements.

                    These financial statements are unaudited.

           EXCALIBUR INDUSTRIES MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2


Material Changes in Financial Condition
---------------------------------------
         Registrant received an operational loan from Mr. Joseph P. Hubert, President, during the quarter ending November 30, 2002.

         Resources of the corporation are extremely limited for a Corporation of its character.

         Expenses  of  overseeing  the  Corporation's   mineral  properties  and
         interests, while maintaining corporate viability, continue.

Material Changes in Results of Operations
-----------------------------------------

         Registrant had income of $100.00 (option monies) during the fiscal quarter ending NOVEMBER 30, 2002.

         Registrant experienced no material change in its financial condition for the three months ended NOVEMBER 30, 2002 as compared to the same quarter ending AUGUST 31, 2002.

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

                              EXCALIBUR INDUSTRIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FORM 10-Q 11/30/02

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

         Equipment includes capitalized acquisition costs of $2,354 at November 30, 2002 and at August 31, 2002.

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

         Values for purposes of this financial statement as of November 30, 2002 and August 31, 2002.


Property and Equipment                          $   2,354
Mining Equipment                                    1,347
Interest in Mining Properties                     108,106
Accumulated Depreciation                           (3,661)
                                                ----------
TOTAL                                           $ 108,146
                                                ==========

                   These financial statements are unaudited.

                              EXCALIBUR INDUSTRIES

OTHER INFORMATION



ITEM 4 Submission of Matters to a Vote of Security Holders
       ---------------------------------------------------

a. - c. None


d.      None


ITEM 6 Exhibits and Reports on Form S-K
       --------------------------------

a.     None

b. No reports on Form 8-K were filed during the quarter ending November 30, 2002.

                              EXCALIBUR INDUSTRIES
                              --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EXCALIBUR INDUSTRIES
                                    (Registrant)


                                    /s/ Joseph P. Hubert
                                    ----------------------------------------
                                        Joseph P. Hubert
                                        President, Chief Executive Officer
                                        and Chairman of Board of Directors


                                    /s/ Marguerite H. Emanuel
                                    ----------------------------------------
                                        Marguerite H. Emanuel
                                        Secretary