Form 10-Q
period 2003-02-28
EXCALIBUR INDUSTRIES
filed 2003-04-09
CIK 201779

FORM 10 - Q
                                   -----------

For the Quarter ended  FEBRUARY 28, 2003                          Commission
                       -----------------------------          File Number 1-7602



                              EXCALIBUR INDUSTRIES
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             UTAH                                            87-0292122
--------------------------------                       ----------------------
State or other jurisdiction                                 IRS Employer
of incorporation or organization                       Identification Number:

                  Post Office Box 3551, Duluth, Minnesota 55803
                -----------------------------------------------
                     Address or principal executive offices

                     218) 724-4711    o    mhubert1@msn.com
                     --------------------------------------
                        Phone Number and E-Mail Address
------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report); and, (2) has been subject to such filing
requirements for the past 90 days.    [ ] YES    [ ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    February 28, 2003      Common Shares 5,986,861

EXCALIBUR INDUSTRIES
Form 10-Q

Part I

                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                 For the Periods Ending:                          Feb. 28, 2003      Nov. 30, 2002
                                                                  -------------      -------------
ASSETS
   Cash, Savings Certificates, Treasury Bills                      $     156           $   1,943
   Notes and Accounts Receivable                                        --                  --
   Other Assets                                                         --                    60
                                                                   ---------           ---------
               Total Current Assets                                $     156           $   2,003

   Property, Equipment & Mineral Interests (See Note B)              111,807             111,807
   Less Accumulated Depreciation                                      (3,661)             (3,661)
                                                                   ---------           ---------
               Total Fixed and Other Assets                        $ 108,146           $ 108,146
                                                                   ---------           ---------

                                   TOTAL ASSETS                    $ 108,302           $ 110,149
                                                                   =========           =========
LIABILITIES & SHAREHOLDERS' EQUITY
     Current Liabilities                                           $    --             $    --
     Other Liabilities
       Loan from Stockholder                                       $  47,045           $  42,810
                                                                   ---------           ---------
   Common Stock 0 $.01 Par Value, Authorized 10,000,000
   Shares; 5,997,361 Shares issues; 5,987,361 Outstanding             59,868              59,868
   Paid-In Capital in excess of Par                                   83,810              83,810
   Retained Earnings                                                 (74,413)            (72,660)
   Treasury Stock                                                     (1,051)               (105)
                                                                   ---------           ---------
              Total Shareholders' Equity                              61,257              67,339

            TOTAL LIABILITIES & SHAREHOLDERS' EQUITY               $ 108,302           $ 110,149
                                                                   =========           =========

                     The accompanying notes are an integral
                         of these financial statements.
                    These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q

        CONSOLIDATED STATEMENT OF INCOME, EXPENSE AND RETAINED EARNINGS
                                  (Unaudited)
                          FOR THE FISCAL QUARTERS ENDED
                                                                Feb 28, 2003   Feb 28, 2002
                                                                ------------   ------------
REVENUES
   Interest                                                     $      --      $      --
             Total Revenues                                            --             --

EXPENSES
   General and Administrative                                   $     1,613    $     2,793
   Professional Services                                                140            178
   Property, Payroll and Other Taxes                                   --            2,246
                                                                -----------    -----------
Claim Fees                                                             --             --
                                                                -----------    -----------
           TOTAL OPERATION EXPENSES                                  17,533          5,397
                                                                ===========    ===========
                       NET (LOSS)                                    (1,753)        (5,397)

                       Retained Earnings Beginning of Period        (72,660)       (56,228)

                           RETAINED EARNINGS AT END OF PERIOD       (74,413)       (61,625)

   Average Shares Outstanding During Period                       5,986,861      5,987,261
                                                                ===========    ===========
NET GAIN (LOSS) PER SHARE                                            (.0025)         (.001)
                                                                ===========    ===========

                     The accompanying notes are an integral
                         of these financial statements.
                    These financial statements are unaudited.

EXCALIBUR INDUSTRIES
FORM 10-Q  2/28/03

PART 1

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2

Material Changes in Financial Condition

o Registrant received an operational loan from Mr. Joseph P. Hubert, President, during the quarter ending February 28, 2003.
o Resources of the corporation are extremely limited for a Corporation of its character.
o Expenses of overseeing the Corporation's mineral properties and interests, while maintaining corporate viability, continue.

Material Changes in Results of Operations

o Registrant had no income of any kind during the fiscal quarter ending FEBRUARY 28, 2003.
o Registrant experienced no material change in its financial condition for the three months ended FEBRUARY 28, 2003 as compared to the same quarter ending NOVEMBER 30, 2002.
o   Registrant pays no wages.
o   Registrant has no investments in interest-bearing accounts.
o Payment for professional services varies with the timing of services rendered and is primarily paid to accountants for preparation of tax returns and the Annual 10-K report.
o Registrant has 44 unpatented mining claims in Wyoming for which yearly assessment fees are required by the U. S. Bureau of Land Management.


                   These financial statements are unaudited.

                              EXCALIBUR INDUSTRIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FORM 10-Q 2/28/03



NOTE A
o The information in this report is unaudited and includes the consolidated financial information of Excalibur Industries and its wholly owned subsidiary, Mountain West Mines, Inc.
o In the opinion of Management, the foregoing financial information fairly presents results of operations during the periods represented.
o In the opinion of Management, all material adjustments have been recorded to arrive at the amounts reported, and all significant intercompany transactions have been eliminated from these statements.

NOTE B

o The Company sold its real estate in Moab Utah in 1993, and in Lake County Colorado in 2000.
o Equipment includes capitalized acquisition costs of $2,354 at February 28, 2003 and at November 30, 2002.
o Excalibur and its subsidiary, Mountain West Mines, Inc., have acquired various mining properties, leaseholds, patented claims, and mineral rights interests. These assets are carried at their cost of acquisition unless, in the judgment of the Directors, a lesser amount is felt to be more appropriate because of a permanent decline in value. The Board of Directors has determined that a more realistic value should be placed on the books for financial reporting and has elected to reduce the reporting value for financial statement purposes to $108,106.
o Values for purposes of this financial statement as of February 28, 2003 and November 30, 2002.

                  Property and Equipment              $    2,354
                  Mining Equipment                    $    1,347
                  Interest in Mining Properties       $  108,106
                  Accumulated Depreciation            $   (3,661)
                                                      ----------
                           TOTAL                      $  108,146
                                                      ==========



These financial statements are unaudited.

                              EXCALIBUR INDUSTRIES
                               FORM 10-Q 2/28/03

OTHER INFORMATION

PART 2


ITEM 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
a-c               None
d                 None


ITEM 6   Exhibits and Reports on Form S-K
         --------------------------------
a                 None
b                 No reports on Form 8-K were filed during the quarter ending
                     February 28, 2003.



















                   These financial statements are unaudited.

                              EXCALIBUR INDUSTRIES
                               Form 10-Q 2/28/03

Part II

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          EXCALIBUR INDUSTRIES
                                          (Registrant)

Date:   April 9, 2003                    /s/ Joseph P. Hubert
        ----------------                  -----------------------------------
                                          Joseph P. Hubert
                                          President, Chief Executive Officer
                                          and Chairman of Board of Directors



Date:   April 9, 2003                    /s/ Marguerite H. Emanuel
        ----------------                  -----------------------------------
                                          Marguerite H. Emanuel
                                          Secretary