Form 10-K
period 2003-05-31
EXCALIBUR INDUSTRIES
filed 2003-08-04
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2003             Commission file Number 1-7602

                              EXCALIBUR INDUSTRIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Utah                                          87-0292122
-------------------------------                    -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

P.O. Box 3551,  Duluth, MN                                         55803
------------------------------------------                      ------------
(Address of principal  executive  offices)                      (Zip Code)

Registrant's telephone number, including area code:  218-724-4711
                                                     ------------

E-Mail Address:                                                 mhubert1@msn.com

Securities registered pursuant to Section 12 (b) of the Act:

   Title of Each Class                Name of each exchange on which registered
------------------------              -----------------------------------------
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

                  Yes    [X]                 No   [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of May 31, 2003, no bid or asked prices are available.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 31, 2003, the registrant had total outstanding shares of 5,987,261, $0.01 par value common stock.

Securities and Exchange Commission - Form 10K
Excalibur Industries - May 31, 2003
Page 2

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

Securities and Exchange commission - Form 10-K
Excalibur Industries - May 31, 2003
Page 3

POWDER RIVER BASIN - WYOMING (Continued)
----------------------------------------

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

         In July 2002, Cameco Corporation (PRI) purchased the operating Smith Ranch ISL property which is producing yearly one million pounds plus. The Smith Ranch is subject to the MWM/Cliffs agreements. No royalty payments have been received to date.

         It should be noted that in April 2003, Cameco's principal mine, McArthur River (13,000,000 lbs./year), was flooded and its downtime is unknown.

         The following projects subject to Area of Interest royalty obligations are listed in the Cameco Corporation 2002 Annual report:

                Reserve Site                                               Million Lbs. U308
                ------------                                               -----------------
                                                     Proven            Probable         Indicated         Inferred
                                                     ------            --------         ---------         --------
                Highland                                2.9               5.0               2.9              1.9
                North Butte/Brown                       0.0               9.6               5.6              1.3
                Ruby Ranch                              2.9               1.4               0.6              0.0
                Smith Ranch                             6.6              13.7               0.1              4.2

Note: 1) The Greasewood deposit was not listed.
      2) Taylor Ranch inferred pounds reduced from 10 million to 0.
      3) The Grade/Thickness (GT) factor for reserve estimates was not revealed.

Securities and Exchange Commission - form 10-K
Excalibur Industries - May 31, 2003
Page 4

POWDER RIVER BASIN - WYOMING (Continued)
----------------------------------------

D. Qivira Mining Company (Rio Algom Ltd. - Canada)

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

                                  SILVER REPORT

Subsequent to May 31, 2003, the Trust for Public Land has exercised an option to purchase 18 patented mining claims (158 acres) in Ouray County, Colorado for $100,000.00.

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2003
Page 5

ITEM 2 - Properties (Continued)
-------------------------------

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2003
Page 6

ITEM 2 - PROPERTIES (Continued)
-------------------------------

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

Excalibur owns 100% of 100 unpatented mining claims which were reassigned by PRI (Cameco) March 2003 in keeping with the Successor-in-Interest status to the MWM/Cliffs May 17, 1967 Option and Agreement.

Excalibur owns patented mining claims in Ouray county, Colorado with capitalized costs of $8,106. These properties were purchased as silver prospects and are not active. Subsequent to May 31, 2003 these claims were sold for $100,000.00.

ITEM 3 - Legal Proceedings
--------------------------

Management of the Registrant knows of no litigation that would materially affect the financial statements of Excalibur or Mountain West Mines, Inc.

ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a-d) No matters were submitted to a vote of security holders during the quarter ended May 31, 2003 through solicitation of proxies or otherwise. The last annual shareholder's meeting of the Company was held November 18, 2002.

ITEM 5 - Market for the Registrant's Common Equity
         and Related Stockholder Matters
--------------------------------------------------------------------------------

(a) Principal Market: The stock of the Corporation was formerly traded on the Intermountain Stock Exchange in Salt Lake City, Utah. At the present time the stock is not traded on a listed stock exchange and the Company knows of no market maker.

(b)      Approximate number of shareholders of record as of May 31, 2003 is 425.

(c-1)    No dividends have been paid or declared in the past 5 fiscal years.

(c-2)    Management anticipates no payment of dividends in the near future.

Securities and Exchange commission - Form 10-K
Excalibur Industries - May 31, 2003
Page 7

ITEM 6 - Selected Financial Data For The Years Ended May 31:

                                  2003          2002             2001           2000          1999
                              -----------    -----------    -----------    -----------    -----------

Total Revenues                $         0    $         0    $         0    $         0    $         0

Total Operating Expense           (13,861)        17,372         12,813         17,176         14,928
                              -----------    -----------    -----------    -----------    -----------

    Loss From Operations          (13,861)       (17,372)       (12,813)       (17,176)       (14,928)

Other Income (Expense)             (9,352)             0              0          7,188            201
                              -----------    -----------    -----------    -----------    -----------

    Income (Loss) -
        Before Income Taxes       (23,213)       (17,372)       (12,813)        (9,988)       (14,727)

Provision For Income Taxes            100            100            100            100            100
                              -----------    -----------    -----------    -----------    -----------

    Net Income (Loss)             (23,313)       (17,472)       (12,913)       (10,088)       (14,827)

Retained Earnings (Deficit)
    Beginning of Year             (61,821)       (44,349)       (31,436)       (21,348)        (6,521)
                              -----------    -----------    -----------    -----------    -----------

Retained Earnings (Deficit)
    End of Year               $   (85,134)   $   (61,821)   $   (44,349)   $   (31,436)   $   (21,348)
                              ===========    ===========    ===========    ===========    ===========

Average Shares of Common
    Stock Outstanding           5,987,261      5,987,311      5,987,361      5,987,361      5,987,361
                              ===========    ===========    ===========    ===========    ===========

Net Income (Loss) Per Share
    of Common Stock           $   (0.0039)   $   (0.0029)   $   (0.0022)   $   (0.0017)   $   (0.0025)
                              ===========    ===========    ===========    ===========    ===========

Total Assets -
    End of Year               $   108,597    $   110,958    $   108,435    $   122,348    $   122,436
                              ===========    ===========    ===========    ===========    ===========

Long-Term Obligations         $    49,852    $    29,000    $     9,000    $         0    $         0
                              ===========    ===========    ===========    ===========    ===========

Cash Dividends Declared
    Per Share of
        Common Stock          $         0    $         0    $         0    $         0    $         0
                              ===========    ===========    ===========    ===========    ===========

ITEM 7 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations
--------------------------------------------------------------------------------

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 20032
Page 8


ITEM 7 - Management's Discussion and Analysis of financial Condition and Results of Operations, (Continued)
--------------------------------------------------------------------------------

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

Securities and Exchange commission - Form 1-K
Excalibur Industries - May 31, 2003
Page 9






                         ACCOUNTANTS' COMPILATION REPORT



To the Board of Directors and Stockholders
Excalibur Industries

We have compiled the accompanying consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc. as of May 31, 2003, 2002, and 2001, and the related consolidated statements of operations and changes in retained earnings (deficit), and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


/s/ Maxfield and Co., P.C.
Maxfield and Co., P.C.
Certified Public Accountants
Grand Junction, Colorado
July 22, 2003

Securities and Exchange commission - Form 10-K
Excalibur Industries - May 31, 2003
Page 10

                           Consolidated Balance Sheets
                           May 31, 2003, 2002 and 2001
                                   (Unaudited)

                                                                  2003         2002          2001
                                                               ---------    ---------    ---------
                                     ASSETS
Current Assets
   Cash                                                        $     391    $   2,752    $     229
                                                               ---------    ---------    ---------

Property and Equipment
   Mining properties and interests                               108,106      108,106      108,106
   Furniture and fixtures                                          2,354        2,354        2,354
   Mining equipment                                                1,347        1,347        1,347
                                                               ---------    ---------    ---------
                                                                 111,807      111,807      111,807
   Accumulated depreciation                                       (3,661)      (3,661)      (3,661)
                                                               ---------    ---------    ---------
                  Total Property and Equipment                   108,146      108,146      108,146
                                                               ---------    ---------    ---------

Other Assets
   Deposits                                                           60           60           60
                                                               ---------    ---------    ---------

                  Total Assets                                 $ 110,597    $ 110,958    $ 108,435
                                                               =========    =========    =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Income tax payable                                          $     100    $     100    $     100
                                                               ---------    ---------    ---------

Other Liabilities
   Loans from stockholder                                         40,500       29,000        9,000
   Accrued interest - loans from stockholder                       9,352         --           --
   Option to sell mining claims                                      100         --           --
                                                               ---------    ---------    ---------

                  Total Other Liabilities                         49,952       29,000        9,000
                                                               ---------    ---------    ---------

                  Total Liabilities                               50,052       29,100        9,100
                                                               ---------    ---------    ---------

Stockholders' Equity
   Common stock - $.01 par value,
     authorized 10,000,000 shares,
        issued 5,997,361 shares including shares in treasury      59,974       59,974       59,974
   Capital received in excess of par value                        83,810       83,810       83,810
   Retained earnings (deficit)                                   (85,134)     (61,821)     (44,349)
   Treasury stock, 10,100 shares
     (10,000 shares in 2001), at cost                               (105)        (105)        (100)
                                                               ---------    ---------    ---------
                  Total Stockholders' Equity                      58,545       81,858       99,335
                                                               ---------    ---------    ---------

                  Total Liabilities and Stockholders' Equity   $ 108,597    $ 110,958    $ 108,435
                                                               =========    =========    =========

See accompanying notes and accountants' compilation report.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2003
Page 11

Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
                     Years Ended May 31, 2003, 2002 and 2001
                                   (Unaudited)


                                                      2003           2002          2001
                                                  -----------    -----------    -----------
Revenues
   Royalties                                      $      --      $      --      $      --
                                                  -----------    -----------    -----------

Operating Expenses
   Mining and related expenses                           --             --             --
   General and administrative                          13,861         17,372         12,813
                                                  -----------    -----------    -----------

                  Total Operating Expenses             13,861         17,372         12,813
                                                  -----------    -----------    -----------

                  Loss From Operations                (13,861)       (17,372)       (12,813)
                                                  -----------    -----------    -----------

Other Income (Expense)
   Interest                                            (9,352)          --             --
                                                  -----------    -----------    -----------

                  (Loss) Before Income Taxes          (23,213)       (17,372)       (12,813)

Provision For Income Taxes                                100            100            100
                                                  -----------    -----------    -----------

                  Net (Loss)                          (23,313)       (17,472)       (12,913)

Retained Earnings (Deficit) - Beginning of Year       (61,821)       (44,349)       (31,436)
                                                  -----------    -----------    -----------

Retained Earnings (Deficit) - End of Year         $   (85,134)   $   (61,821)   $   (44,349)
                                                  ===========    ===========    ===========

Net (Loss) Per Share of Common Stock              $   (0.0039)   $   (0.0029)   $   (0.0022)
                                                  ===========    ===========    ===========

Outstanding Number of Common Shares                 5,987,261      5,987,311      5,987,361
                                                  ===========    ===========    ===========

See accompanying notes and accountants' compilation report.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2003
Page 12

                     Consolidated Statements of Cash Flows
                    Years Ended May 31, 2003, 2002 and 2001
                                  (Unaudited)

                                                       2003       2002        2001
                                                    --------    --------    --------
Cash Flows From Operating Activities
   Net (loss)                                       $(23,313)   $(17,472)   $(12,913)
   Adjustments to reconcile net loss to net cash
   provided by operating activities
     Increase (Decrease) in:
        Accrued interest - loans to shareholder        9,352        --          --
                                                    --------    --------    --------

                  Net Cash Used By Operating
                     Activities                      (13,961)    (17,472)    (12,913)
                                                    --------    --------    --------

Cash Flows From Investing Activities
   Option to sell mining claims                          100        --          --
                                                    --------    --------    --------

Cash flows From Financing Activities
   Proceeds from loans
     from stockholders                                11,500      20,000       9,000
   Capital Stock transactions:
     Share repurchases                                  --            (5)       --
                                                    --------    --------    --------

                  Net Cash Provided
                     By Financing Activities          11,500      19,995       9,000
                                                    --------    --------    --------

                  Net Increase (Decrease) In Cash     (2,361)      2,523      (3,913)

Cash - Beginning of Year                               2,752         229       4,142
                                                    --------    --------    --------

Cash - End of Year                                  $    391    $  2,752    $    229
                                                    ========    ========    ========


Supplemental Disclosures
   Income taxes paid                                $    100    $    100    $    100
   Interest Paid                                        --          --          --

See accompanying notes and accountants' compilation report.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2003
Page 13

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

        Use of Estimates
        ----------------
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2003
Page 14

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

        Silver
        ------
        The Company owns various interests in patented mining claims in Ouray County, Colorado. Subsequent to May 31, 2003, these claims were sold for $100,000.

        A summary of capitalized costs in the above properties as of May 31, 2003, 2002 and 2001 follows:

                          2003            2002            2001
                        --------        --------        --------

     Uranium            $100,000        $100,000        $100,000
     Silver                7,957           7,957           7,957
     Other                   149             149             149
                        --------        --------        --------

           Total        $108,106        $108,106        $108,106
                        ========        ========        ========

Note 3 - General and Administrative Expense
-------------------------------------------

        General and administrative expenses for the years ended May 31, 2003, 2002 and 2001 follows:

                                    2003             2002              2001
                                  -------          -------          -------

Salaries                          $  --            $  --            $  --
Reports and publications            1,223            1,764            1,069
Professional                        4,773            3,816            4,593
Telephone, office
  supplies and other                7,865           11,792            7,151
                                  -------          -------          -------

      Total                       $13,861          $17,372          $12,813
                                  =======          =======          =======

Securities and Exchange Commission - form 10-K
Excalibur Industries - May 31, 2003
Page 15

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

        As of May 31, 2003, the Company has loss carryforwards of approximately $268,000 for Federal tax purposes and $183,000 for State tax purposes that may be offset against future taxable income (expiring on various dates through 2023).

Note 5 - Operating Funds
------------------------

        Company management has developed a plan to reduce or delay administrative costs to insure that the Company will continue to meet its obligations during the coming year, as well as a plan to obtain additional operating funds, if needed, through the sale of certain of its mining properties.

        In the interim, Joseph P. Hubert, President and major stockholder, has agreed to advance operating funds as needed, until other funds are available. Subsequent to May 31, 2003, total advances, with interest, were paid in full from proceeds received from the sale of the Ouray County, Colorado mining claims.

Securities and Exchange commission - Form 10-K
Excalibur Industries - May 31, 2003
Page 16

ITEM 9 - Disagreements on Accounting and Financial Disclosures
--------------------------------------------------------------

        None

ITEM 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

(a, b & e)          Name            Age                  Position
           ---------------------    ---     -----------------------------------

           Joseph P. Hubert          71     President, Chief Executive Officer
                                            and Chairman of Board of Directors

           Jack D. Powers            77     Vice-President and Director

           Charles O. Spielman       69     Treasurer and Director

           Marguerite Emanuel        69     Secretary

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2003
Page 17


ITEM 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners:

                                                                                               *Amount and         Percent
                                                                                               Nature of           of class
                             Name and Address                                                  Beneficial          as of
     Title of Class          of Beneficial owner                                               Ownership           5/31/03
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
                             Layton, UT 84041                                                  Direct

         *Includes 24,000 shares owned by Allen Nugent's wife, and 24,000 shares owned by Allen E. Nugent, son of Claude E. Nugent.

(b) Security Ownership of Management:

                                                                   *Amount and         Percent
                                                                   Nature of           of class
                             Name and Address                      Beneficial          as of
     Title of Class          of Beneficial Owner                   Ownership           5/31/03
     --------------          ------------------------------------  --------------      -------

     Common                  Joseph P. Hubert                      1,179,000            19.69%

     Common                  Jack D. Powers                           25,000              .42%

     Common                  Charles O. Spielman                      50,000              .84%

     Common                  Marguerite Emanuel                      100,000             1.68%

     Common                  Directors and Officers Group          1,354,000            22.63%

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2003
Page 18

ITEM 12 - Security Ownership of Certain Beneficial Owners
          and Management, (Continued)
--------------------------------------------------------------------------------

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

ITEM 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

(a)  Transactions with Management and Others None

(b)  Certain Business Relationships None

(c)  Indebtedness of Management None

(d)  Transactions with Promoters None

ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on Form 10-K
---------------------------------------------------------------------------

(a)  1.   Unaudited Consolidated Financial Statements for the fiscal years ended
          May 31, 2003, 2002 and 2001, including:

            Accountants' Compilation Report
            Consolidated Balance Sheets
            Consolidated Statements of Operations and Changes in Retained
              Earnings (Deficit)
            Consolidated Statement of Cash Flows
            Notes to Consolidated Financial Statements

     2. None

     3. None

(b) No reports on Form 8-K have been filed during the quarter ended May 31, 2003.

(c)  None

(d)  None

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2003
Page 19


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date    August 5, 2003                      By /s/ Joseph P. Hubert
    ---------------------------               ----------------------------------
                                            Joseph P. Hubert
                                            President, Chief Executive Officer
                                            and Chairman of Board of Directors



Date    August 5, 2003                     By /s/ Jack D. Powers
    ---------------------------               ----------------------------------
                                            Jack D. Powers
                                            Vice-President and Director

                    Certification of Chief Financial Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002



I, Joseph P. Hubert, certify that:

         1. I have reviewed this annual report on Form 10-K of Excalibur Industries;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)   any  fraud,  whether  or  not  material,   that  involves
                       management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 4, 2003                 /s/:JOSEPH P. HUBERT
---------------------                 ------------------------------------------
                                          President, Chief Executive Officer,
                                          Chairman (Principal Financial Officer)