Form 10-Q
period 2003-08-31
EXCALIBUR INDUSTRIES
filed 2003-09-30
CIK 201779

DATE:             SEPTEMBER 10, 2003

TO:               SECURITIES & EXCHANGE COMMISSION
                  500 NORTH CAPITOL
                  WASHINGTON DC 20549

FROM:    Marguerite H. Emanuel, Administrator

RE:               FILE NUMBER    1-7602
-----------------------------------------------------------------------


                  In accordance with the provision of

                  Section 13 or 15(d) of the Securities Exchange Act,

                  I enclose the original and seven (7) copies of

                  FORM 10-Q

                  for the quarter ended AUGUST 31, 2003





THIS 10-Q IS FILED ON PAPER IN ACCORDANCE WITH RULE 202 OF THE REGULATION S-T PURSUANT TO A CONTINUING HARDSHIP EXEMPTION.






/s/ Marguerite H. Emanuel
-----------------------------------
Marguerite H. Emanuel, Administrator
Excalibur Industries


THIS 10-Q IS FILED ON PAPER IN ACCORDANCE WITH RULE 202 OF THE REGULATION S-T PURSUANT TO A CONTINUING HARDSHIP EXEMPTION.


--------------------------------------------------------------------------------
                                   FORM 10 - Q
For the Quarter ended  AUGUST 31, 2003 Commission File Number 1-7602
--------------------------------------------------------------------------------

                              EXCALIBUR INDUSTRIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        State or other jurisdiction
        of incorporation or organization:               UTAH

        IRS Employer Identification Number:             87-0292122

         Address or principal executive offices;        Post Office Box 3551
                                                        Duluth, Minnesota 55803

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

         August 31, 2003            Common Shares 5,986,261

Part I - Financial Information

                                   Form 10-Q
                              EXCALIBUR INDUSTRIES
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

For the Periods Ending:
                                                          Aug. 31, 2003  May 31, 2003
                                                          -------------  ------------
ASSETS
   Cash, Savings Certificates, Treasury Bills               $  39,983    $     391
   Notes and Accounts Receivable                                    0            0
   Other Assets                                                    60           60
                                                            ---------    ---------
               Total Current Assets                         $  40,043    $     451

   Property, Equipment & Mineral Interests (See Note B)       111,807      111,807
   Less Accumulated Depreciation                               (3,661)      (3,661)
                                                            ---------    ---------
               Total Fixed and Other Assets                 $ 108,146    $ 108,146
                                                            ---------    ---------

                                   TOTAL ASSETS             $ 148,189    $ 110,597

LIABILITIES & SHAREHOLDERS' EQUITY
     Current Liabilities                                    $     100    $     100
     Other Liabilities
        Loan from Stockholder                                       0    $  49,952
                                                            ---------    ---------
   Common Stock 0 $.01 Par Value, Authorized 10,000,000
   Shares; 5,997,361 Shares issues; 5,987,361 Outstanding      59,974       59,974
   Paid-In Capital in excess of Par                            83,810       83,810
   Retained Earnings                                          (21,838)     (85,134)
   Treasury Stock                                                (105)        (105)
                                                            ---------    ---------
              Total Shareholders' Equity                      148,089       58,545

            TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $ 148,189    $ 108,597


                     The accompanying notes are an integral
                         of these financial statements.
                    These financial statements are unaudited.


                                    Form 10-Q
                              EXCALIBUR INDUSTRIES
                    CONSOLIDATED STATEMENT OF INCOME, EXPENSE
                              AND RETAINED EARNINGS
                                   Unaudited


FOR THE FISCAL QUARTERS ENDED

                                                               Aug. 31, 2003  Aug. 31, 2002
                                                               -------------  -------------
REVENUES
   Interest                                                     $         0    $         0
             Total Revenues                                          98,340              0
             Cash                                                       391
                                                                -----------    -----------
EXPENSES
    Loan Repayment                                              $    49,852
   General and Administrative                                   $     1,923    $     1,283
   Professional Services                                              2,432            595
   Property, Payroll and Other Taxes                                    100            100
                                                                -----------    -----------
   Claim Fees                                                         4,441          4,441
                                                                -----------    -----------
                       NET (LOSS)                                    39,983         (6,919)
                       Retained Earnings Beginning of Period        (85,134        (61,821)

                           RETAINED EARNINGS AT END OF PERIOD       (21,838)       (68,740)
   Average Shares Outstanding During Period                       5,987,261      5,987,261
                                                                -----------    -----------

NET GAIN (LOSS) PER SHARE                                            (.0011)        (.0023)



                     The accompanying notes are an integral
                         of these financial statements.
                    These financial statements are unaudited.

                                                         .
                                   FORM 10-Q
                              EXCALIBUR INDUSTRIES
                                AUGUST 31, 2003

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
ITEM 2

Material Changes in Financial Condition

         o Registrant paid in full the operational loans received from Mr. Joseph P. Hubert, President.
         o Resources of the corporation are extremely limited for a Corporation of its character.
         o Expenses of overseeing the Corporation's mineral properties and interests, while maintaining corporate viability, continue.

Material Changes in Results of Operations

         o    Registrant sold patented mining claims in Colorado for $98,340.00.
         o    Registrant pays no wages.
         o    Registrant has no investments in interest-bearing accounts.
         o Payment for professional services varies with the timing of services rendered and is primarily paid to accountants for preparation of tax returns and the Annual 10-K report.
         o Registrant has 44 unpatented mining claims in Wyoming for which yearly assessment fees are required by the U. S. Bureau of Land Management.



These financial statements are unaudited.

                                    FORM 10-Q
                              EXCALIBUR INDUSTRIES
                                 AUGUST 31, 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE B

o The Company sold its real estate in Moab Utah in 1993, and in Lake County Colorado in 2000.
o Equipment includes capitalized acquisition costs of $2,354 at February 28, 2003 and at November 30, 2002.
o    The Company sold its Red Mountain  Colorado  patented mining claims in June
     2003.
o Excalibur and its subsidiary, Mountain West Mines, Inc., have acquired various mining properties, leaseholds, patented claims, and mineral rights interests. These assets are carried at their cost of acquisition unless, in the judgment of the Directors, a lesser amount is felt to be more appropriate because of a permanent decline in value. The Board of Directors has determined that a more realistic value should be placed on the books for financial reporting and has elected to reduce the reporting value for financial statement purposes to $108,106.
o Values for purposes of this financial statement as of February 28, 2003 and November 30, 2002.

                  Property and Equipment               $    2,354
                  Mining Equipment                     $    1,347
                  Interest in Mining Properties        $  108,106
                  Accumulated Depreciation             $   (3,661)

                           TOTAL                       $  108,146




These financial statements are unaudited.

                                   FORM 10-Q
                              EXCALIBUR INDUSTRIES
                                 AUGUST 31, 2003

PART 2.  OTHER INFORMATION


ITEM 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
a-c               None
d                 None


ITEM 6   Exhibits and Reports on Form S-K
a                 None
b                 No reports on Form 8-K were filed  during  the  quarter ending
                  August 31, 2003.



















These financial statements are unaudited.

                                   FORM 10-Q
                              EXCALIBUR INDUSTRIES
                                 AUGUST 31, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            EXCALIBUR INDUSTRIES
                                            (Registrant)



Date: September 12, 2003                    /s/ Joseph P. Hubert
                                            ------------------------------------
                                            Joseph P. Hubert
                                            President, Chief Executive Officer
                                            and Chairman of Board of Directors



Date: September 12, 2003                    /s/ Marguerite H. Emanuel
                                            ------------------------------------
                                            Marguerite H. Emanuel
                                            Secretary