Form 10-Q
period 2003-11-30
EXCALIBUR INDUSTRIES
filed 2003-12-16
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2003            Commission file Number 1-7602

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

        November 30, 2003: Common Shares 5,987,261

Securities and Exchange Commission - Form 10Q
Excalibur Industries - November 30,2003
Page 2


                           Consolidated Balance Sheets
                           November 30, 2003 and 2002
                                   (Unaudited)
                                                                     November 30,
                                                                  2003         2002
                                                               ---------    ---------
                                     ASSETS
Current Assets
   Cash, Savings Certificates, Treasury Bills                  $  13,918    $  39,983
   Noates and Accounts Receivable                                      0            0
   Other Assets                                                        0           60
                                                               ---------    ---------
        Total Current Assets                                   $  13,918    $  40,043
                                                               ---------    ---------

Property, Equipment & Mineral Interests (See Note B)             111,807      111,807
Lewws Accumulated Deprectiation                                   (3,661)      (3,661)
                                                               ---------    ---------
        Total Fixed and Other Assets                             108,146      108,146

                TOTAL ASSETS                                   $ 122,064    $ 148,189
                                                               =========    =========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilitiesle                                          $     100    $     100
Other Liabilities - Loan from stockholder                              0            0
Common stock - $.01 par value,
  authorized 10,000,000 shares,
  issued and outstanding 5,997,361 shares                         59,974       59,974
Paid-in capital in excess of par value                            83,810       83,810
Retained earnings                                                (21,615)       4,510
Treasury stock                                                      (105)        (105)
                                                               ---------    ---------
                  Total Stockholders' Equity                     122,164      148,089
                                                               ---------    ---------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 122,064    $ 148,189
                                                               =========    =========

   The accompanying notes are an integral part of these financial statements.
                   These financial statements are unaudited.

Securities and Exchange Commission - Form 10-Q
Excalibur Industries - November 30, 2003
Page 3

Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
                    Periods Ended November 30, 2003 and 2002
                                   (Unaudited)

                                                                       November 30,
                                                                   2003           2002
                                                               -----------    -----------
REVENUES
   Interest                                                    $      --      $      --
                                                               -----------    -----------
        Total Revenues                                                --             --

EXPENSES
   General and administrative                                          920            413
   Professional Services                                            25,140          3,617
   Property, Payroll and Other Taxes                                  --             --
   Claim Fees                                                           65           --
                                                               -----------    -----------

                NET (LOSS)                                         (26,125)        (3,920)
                                                               -----------    -----------
                Retained Earnings Beginning of Period                4,510        (68,740)

                RETAINED EARNINGS AT END OF PERIOD                 (21,615)       (72,666)
                                                               ===========    ===========

   Average Shares Outstanding During Period                      5,986,861      5,986,861
                                                               ===========    ===========

NET GAIN (LOSS) PER SHARE                                      $   (0.0042)   $   (0.0025)
                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.
                   These financial statements are unaudited.

Securities and Exchange Commission - Form 10-Q
Excalibur Industries - November 30, 2003
Page 4

ITEM 2
------

Material Changes in Financial Condition
---------------------------------------

         o    Resources  of  the  corporation   are  extremely   limited  for  a
              Corporation of its character.

         o Expenses of overseeing the Corporation's mineral properties and interests, while maintaining corporate viability, continue.

Material Changes in Results of Operations
-----------------------------------------

         o Registrant had no income of any kind during the fiscal quarter ending November 30, 2003.

         o    Registrant   experienced  no  material  change  in  its  financial
              condition for the three months ended November 30, 2003 as compared to the same quarter ending August 31, 2003.

         o    Registrant  pays no wages.

         o    Registrant has no investments in interest-bearing accounts.

         o Payment for professional services varies with the timing of services rendered and is primarily paid to accountants for preparation of tax returns and the Annual 10-K report. No payments of this kind were made during the fiscal quarter ending November 30, 2003.

         o Registrant executed agreements along with check for $25,000 to Lindquist & Vennum trust account for legal representation.

         o Registrant has 44 unpatented mining claims in Wyoming for which yearly assessments are required by the U.S. Bureau of Land Management.


                    These financial statement are unaudited.

Securities  and Exchange  Commission -
Form 10-Q Excalibur Industries - November 30, 2003
Page 5

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note A
------
         o The information in this report is unqudited and includes the consolidated financial information of Excalibur Industries and its wholly owned subsidiary, Mountain West Mines, Inc.

         o    In the opinion of Management,  the foregoing financial information
              fairly   presents   results  of  operations   during  the  periods
              represented.

         o In the opinion of Management, all material adjustments have been recorded to arrive at the amounts reported, and all significant inter-company transactions have been eliminated from these statements.

NOTE B
------
         o The Company sold its real estate in Moab, Utah in 1993, and in Lake County, Colorado in 2000, and in Ouray County, Colorado in 2003.

         o Equipment includes capitalized acquisition costs of $2,354 at August 31, 2001 and at February 28, 2001.

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

         o Values for purposes of this financial statement as of November 30, 2003 and August 31, 2003:

                        Property and Equipment          $   2,354
                        Mining Equipment                $   1,347
                        Interest in Mining Properties   $ 108,106
                        Accumulated Depreciation        $  (3,661)

                                TOTAL                   $ 108,146


                    These financial statements are unaudited.

Securities and Exchange Commission - Form 10Q
Excalibur Industries - November 30,2003
Page 6

ITEM 4          Submission of Matters to a Vote of Security Holders
------
a - e           None
d               None

ITEM 6          Exhibits and Reports on Form 8-K
------
a               None
b               No reports on  Form  8-K  were  filed  during  the quarter ended
                November 30, 2003.



                    These financial statements are unaudited.

Securities and Exchange Commission - Form 10Q
Excalibur Industries - November 30,2003
Page 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date    December 9, 2003                    By /s/ Joseph P. Hubert
    ---------------------------               ----------------------------------
                                            Joseph P. Hubert
                                            President, Chief Executive Officer
                                            and Chairman of Board of Directors



Date   December 9, 2003                     By /s/ Marguerite Emanual
    ---------------------------              -----------------------------------
                                            Marguerite Emanual
                                            Secretary