Form 10-Q
period 2004-02-29
EXCALIBUR INDUSTRIES
filed 2004-03-12
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OR
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter ended February 29, 2004 Commission File Number 1-7602

                              EXCALIBUR INDUSTRIES
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 State or other jurisdiction of incorporation or organization: UTAH

 IRS Employer Identification Number: 87-0292122

          Address or principal executive offices: Post Office Box 3551
                             Duluth, Minnesota 55803

Registrant's telephone number, including area code:   218-724-4711
E-Mail Address:                                       mhubert1@msn.com
                                                      ----------------

          Securities registered pursuant to Section 12 (b) of the Act: None

     Title of each class registered             Name of each  exchange on which
----------------------------------------        -------------------------------
Common  Stock (Par Value $.01 per share)                   None

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report); and, (2) has been subject to such filing
requirements for the past 90 days.   YES [X]      NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  February 29, 2004               Common Shares 5,987,261

Form 10-Q   Part I

                              EXCALIBUR INDUSTRIES
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited
                                                         For the Periods Ending:

                                                         Feb. 29,      Nov. 30,
                                                           2004          2003
                                                         ---------    ---------
ASSETS
Cash, Savings Certificates, Treasury Bills               $  11,526    $  13,918
Notes and Accounts Receivable                                    0            0
Other Assets                                                     0            0
                                                         ---------    ---------
Total Current Assets                                     $  11,526    $  13,918
                                                                      ---------

Property, Equipment & Mineral Interests (See Note B)       111,807      111,807
Loss Accumulated Depreciation                               (3,661)      (3,661)
                                                         ---------    ---------
Total Fixed and Other Assets                               108,146      108,146

          TOTAL ASSETS                                   $ 119,672    $ 122,064
                                                         =========    =========

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities                                      $     100    $     100
Other Liabilities - Loan from Stockholder                        0            0
Common Stock 0 $.01 Par Value, Authorized 10,000,000)
Shares, 5,997,361 Shares issued; 5,987,361 Outstanding   $  59,974    $  59,974
Paid-In Capital in excess of Par                            83,810       83,810
Retained Earnings                                          (24,117)     (21,615)
Treasury Stock                                                (105)        (105)
                                                         ---------    ---------
         Total Shareholders' Equity                        119,772      122,164
                                                         ---------    ---------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $ 119,772    $ 122,064
                                                         =========    =========


     The accompanying notes are an integral of these financial statements.
                    These financial statements are unaudited.

Form 10-Q   Part I
                              EXCALIBUR INDUSTRIES
                             CONSOLIDATED STATEMENT
                             OF INCOME, EXPENSE AND
                           RETAINED EARNINGS (DEFICIT)

PERIODS ENDED                                      NOVEMBER 30
                                              2004            2003
                                           -----------    -----------
REVENUES
--------

Interest                                   $         0    $         0
Total Revenues                                       0              0
                                           -----------    -----------

EXPENSES
--------

General and Administrative                         835            920
Professional Services                            1,557         25,140
  Property, Payroll and Other Taxes                  0              0
  Claim Fees                                         0             65
NET (LOSS)                                      (2,392)       (26,125)
                                           -----------    -----------
Retained Earnings Beginning of Period          (21,615)        (4,510)

RETAINED EARNINGS AT END OF PERIOD             (24,117)       (21,615)
                                           ===========    ===========

Average Shares Outstanding During Period     5,986,861      5,986,861
                                           ===========    ===========

NET GAIN (LOSS) PER SHARE                      (0.0043)       (0.0042)
                                           ===========    ===========


     The accompanying notes are an integral of theses financial statements.
                    These financial statements are unaudited.

EXCALIBUR INDUSTRIES
FORM 10-Q 02/29/04     PART I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2

Material Changes in Financial Conditions


         -    Resources  of  the  corporation   are  extremely   limited  for  a
              Corporation of its character

         - Expenses of overseeing the Corporation's mineral properties and interests, while maintaining corporate viability, continue.

Material Changes in Results of Operations

         - Registrant had no income of any kind during the fiscal quarter ending February 29, 2004.

         -    Registrant   experienced  no  material  change  in  its  financial
              condition for the three months ended February 29, 2004 as compared to the same quarter ending November 30, 2003.

         -    Registrant pays no wages.

         -    Registrant has no investments in interest-bearing accounts.

         - Payment for professional services varies with the timing of services rendered and is primarily paid to accountants for preparation of tax returns and the Annual 10-K report. No payments of this kind were made during the fiscal quarter ending February 29, 2004.

         - Registrant executed agreements along with check for $25,000 to Lindquist & Vennum trust account for legal representation.

         - Registrant has 44 unpatented mining claims in Wyoming for which yearly assessment fees are required by the U. S. Bureau of Land Management.

These financial statements are unaudited.

SECURITIES AND EXCHANGE COMMISSION
FORM 10Q - EXCALIBUR INDUSTRIES - FEBRUARY 29, 2004

NOTES TO CONSOLIDATED FINANCIAL

NOTE A

         - The information in this report is unaudited and includes the consolidated financial information of Excalibur Industries and its wholly owned subsidiary, Mountain West Mines, Inc.

         -    In the opinion of Management,  the foregoing financial information
              fairly   presents   results  of  operations   during  the  periods
              represented.

         - In the opinion of Management, all material adjustments have been recorded to arrive at the amounts reported, and all significant inter-company transactions have been eliminated from these statements.

NOTE B

         - The Company sold its real estate in Moab, Utah in 1993, and in Lake County, Colorado in 2000, and in Ouray County, Colorado in 2003.

         - Equipment includes capitalized acquisition costs of $2,354 at August 31, 2001 and at February 28, 2001.

         - Excalibur and its subsidiary, Mountain West Mines, Inc., have acquired various mining properties, leaseholds, patented claims, and mineral rights interests. These assets are carried at their cost of acquisition unless, in the judgment of the Directors, a lesser amount is felt to be more appropriate because of a permanent decline in value. The Board of Directors has determined that a more realistic value should be placed on the books for financial reporting and has elected to reduce the reporting value for financial statement purposes to $108,106.

         - Values for purposes of this financial statement as of February 29, 2004 and November 30, 2003:

                  Property and Equipment             $   2,354
                  Mining Equipment                   $   1,347
                  Interest in Mining Properties      $ 108,106
                  Accumulated Depreciation           $  (3,661)

                                    TOTAL            $ 108,146

These financial statements are unaudited.

EXCALIBUR INDUSTRIES OTHER INFORMATION
FORM 10-Q 02/29/04 PART 2




ITEM 4         Submission of Matters to a Vote of Security Holders
-----

a-c      None
d        None



ITEM 6       Exhibits and Reports on Form 8-K
-----

a        None
b        No reports on Form 8-K were filed  during the quarter  ending  February
         29, 2004











                   These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q Part II


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EXCALIBUR INDUSTRIES
                                    (Registrant)


                                    /s/ Joseph P. Hubert
Date: March 10, 2004                ------------------------------------
                                    Joseph P. Hubert
                                    President, Chief Executive Officer
                                    And Chairman of Board of Directors



                                    /s/ Marguerite H. Emanuel
Date: March 10, 2004                ------------------------------------
                                    Marguerite H. Emanuel
                                    Secretary