Form 10-K
period 2004-05-31
EXCALIBUR INDUSTRIES
filed 2004-07-20
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004            Commission file Number 1-7602

                              EXCALIBUR INDUSTRIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

State or other jurisdiction
of incorporation or organization:               UTAH

IRS Employer Identification Number:             87-0292122

Address of principal executive offices:         Post Office Box 3551
                                                Duluth, Minnesota 55803

Registrant's telephone number:                 (218) 724-4711

E-Mail Address:                                 mhubert1@msn.com

Securities registered pursuant to Section 12 (b) of the Act:

   Title of Each Class               Name of each exchange on which registered
------------------------             -----------------------------------------
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


State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of May 31, 2004, no bid or asked prices are available.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 31, 2004, the registrant had total outstanding shares of 5,987,261, $0.01 par value common stock.

Securities and Exchange Commission - Form 10K
Excalibur Industries - May 31, 2004

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

Excalibur Industries is a natural resources business enterprise, primarily involved in uranium mining. The domestic uranium fuels-sector of the nuclear power industry has been crippled since the Three-Mile Island incident which resulted in the public's loss of faith. Throughout these years Excalibur has maintained ownership of several ISL uranium deposits in the Powder River Uranium District, in the firm belief that the nuclear power component of the world's electrical needs would expand.

Excalibur's uranium position in Powder River Basin is maintained through contracts and sole ownership. Uranium production has been and is occurring on properties covered by contract and royalty payments due have not been paid. Litigation to establish Excalibur's contractual rights has been filed in the United States District Court for the District of Wyoming on April 20, 2004.

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

         Excalibur (MWM) retains a 4% yellow cake royalty on all production resulting from the operations of the Cleveland-Cliffs Iron Company, its assigns and/or its Successor in Interest within an Area of Interest
         (AMI) defined as Townships 33 through 50 North of Ranges 69 through 79 West, 6th principal meridian.

         The Collins Draw ISL pilot program produced a minor royalty credit to Excalibur.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2004

POWDER RIVER BASIN - WYOMING (Continued)
----------------------------------------

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

         In 1987, failing the contractual obligation of furnishing Excalibur with prior written notification, the Cleveland-Cliffs Iron Company assigned its operating rights to the Greasewood Creek and North Butte projects subject to the terms and conditions of the MWM and Cliffs agreements to Uranerz USA, Inc. (Germany). Cliffs retained reimbursement responsibility for Area of Interest royalty obligations to Excalibur payable by its Successor in Interest within the Area of Interest less subject lands. In the event of project abandonment by Uranerz, properties must be reassigned to Cliffs. Failing the contractual obligation of furnishing Excalibur with prior written notification, Cliffs sold Excalibur's advance royalty credit of some $1,319,287 to Uranerz.

C. Cameco Corporation, (Canada), (Power Resources Inc., a member of the Cameco Group of Companies) Cameco Corporation contends it is the world's largest producer of uranium and the largest supplier of combined uranium and conversion services. Through a series of transactions, Cameco with its subsidiary Power Resources Inc., purports to have acquired the Powder River Basin operating assets of CEGB and Uranerz/Cogema. Excalibur has not received proper documentation of either acquisition.

         In July 2002, Cameco Corporation (PRI) purchased the operating Smith Ranch ISL property which is producing yearly one million pounds plus. The Smith Ranch is subject to the MWM/Cliffs agreements. No royalty payments have been received to date.

         The following projects subject to Area of Interest royalty obligations are listed in the Cameco Corporation 2003 Annual Information Form:

                                                      Reserves                                  Resources
                                                      --------                                  ---------
                                            Proven            Probable          Measured         Indicated         Inferred
                                            ------            --------          --------         ---------         --------

                  Ruby Ranch                2,896,000           1,424,000          862,000         581,000              --
                  Smith Ranch               5,842,000          13,601,000        1,264,000          133,000        4,295,000
                  North Butte/Brown              --             7,452,000             --          6,829,000        1,367,000
                  Ruth                           --             1,249,000             --               --
                  Reynolds Ranch                 --                 --           2,654,000        7,791,000        7,442,000
                  Northwest Unit                 --                 --                            2,361,000        1,093,000
                  Highland                  2,831,000           5,143,000        2,212,000        3,148,000        1,977,000

                           Total All Categories:     84,447,000 #U308

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2004

POWDER RIVER BASIN - WYOMING (Continued)
----------------------------------------
D.       Qivira Mining Company (Rio Algom Ltd. - Canada)

         Rio Algom Ltd. was purchased by BHP Billiton (England) in 2001 and reduced its uranium participation. In 2001 Quivira Mining Company quitclaim re-assignment and conveyances by and among Quivira Mining and Everest Exploration their sum total of 5,000 acres of unpatented mining claims to Excalibur. Excalibur retained 100% claim ownership to six (6) known potential ISL reserves. These reserves are independently owned by Excalibur and not subject to the Cliffs/MWM agreements.

E. Excalibur's 7,000,000-foot (+) drill hole library covering over 500 square miles of the Powder River Basin could prove invaluable in a profitable uranium market.

                                  SILVER REPORT

The Trust for Public Land exercised its option to purchase 18 patented mining claims (158 acres) in Ouray County, Colorado for $100,000.00, on June 16, 2003. Excalibur has no further interest in the silver business.

                                    BUSINESS

Excalibur is natural resource oriented. In the past its activities have consisted of acquisition, mining and sale of mineral properties. Currently total interest is centered on its holdings within the Powder River Uranium District of Wyoming. Optimism is found in the current recent price of uranium $17.00/LB.(+) and the advent of the litigation.

ITEM 2 - PROPERTIES
-------------------

Mountain West Mines, Inc. (Mountain West) a wholly owned subsidiary of Excalibur, owns a royalty interest in approximately 85 patented lode mining claims, and numerous unpatented lode mining claims in the Powder River Basin in Converse, Johnson and Campbell Counties, Wyoming. These properties had capitalized costs of $347,032, and are directly related to the advance royalties received from Cliffs as described in Item 1 of this Form 10-K. The extent of any ore bodies and related possible collection of production royalties is not determinable at this time. The Board of Directors had determined, however, that a more realistic value should be placed on the books for financial reporting and elected to reduce the reported value for financial statement purposes to $100,000.

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

In January 1997, Cameco Corporation (Canada) purchased the assets of Power Resources from Magnox Electric plc (UK) along with the obligations and conditions set forth in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs. The HUP production royalties have not been paid by Cameco's operator, its wholly owned subsidiary Power Resources Inc.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2004

ITEM 2 - PROPERTIES (Continued)
-------------------------------

The right of reassignment of all uranium mineral properties within the Area of Interest is retained by Excalibur as set forth by the May 17, 1967 Option and Agreement.

In April 1987, Excalibur had not received the contractual obligation of prior written notice when Uranerz USA (Germany) purchased unpatented claims and the below cited patented claims along with the remaining portion of MWM advance royalty from Cliffs. The transaction subjected Uranerz to the obligations as conditions set forth in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs.

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

       Greasewood Creek Deposit Area
       Greasewood Creek Patent  - 49-75-0068           646.596 acres
       Surface acres                                     0.000 acres

In May 1991, failing the contractual obligation of furnishing Excalibur with prior written notification, Pathfinder Mines, Inc., subsidiary of Cogema-France, purchased Uranerz' Powder River Uranium holdings along with the remaining portion of MWM advance royalty. This transaction subjected Pathfinder to the terms and conditions as outlined in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs. Subsequently, Pathfinder assumed the Christianson Ranch ISL operation and failed to make Area of Interest royalty payments to Excalibur. Pathfinder purchased from Everest Exploration its 25% interest in the Highland Uranium Project.

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

In 2001, failing the contractual obligation of furnishing Excalibur with prior written notification, Pathfinder Mines Inc. (Cogema) executed Special Warranty Deeds with Cameco Corporation (Canada) through its wholly owned subsidiary Power Resources Inc., transferring Pathfinder's Powder River uranium holdings. Camecos' acquisition of that portion of Pathfinder's mineral properties acquired from the Uranerz/Cliffs contract, commits Cameco and its wholly owned subsidiary Power Resources Inc. to a second acknowledgment to the terms and conditions in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs. These mineral lands are within the Area of Interest and are subject to a 4% yellow cake gross royalty in addition to the royalty obligations inherent in their title. The Special Warranty Deed grants Pathfinder a royalty interest in these deposits contrary to the MWM/Cliffs agreement provisions.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2004

ITEM 2 - PROPERTIES (Continued)
-------------------------------

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

In 2001, Quivira Mining company reassigned the 270 claims to Excalibur. 100% ownership of six (6) potential ISL reserves is held by Excalibur. The following uranium resource estimates are Texas Eastern Nuclear Inc., calculations:

    Deposit Area    Average Depth       Indicated Resource   Potential Resource
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


Excalibur owns patented mining claims in Ouray County, Colorado with capitalized costs of $8,106. These properties were purchased as silver prospects and are not active. The Trust for Public Land purchased 18 patented claims on June 16, 2003.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

On April 20, 2004, the firm of Lindquist & Vennum P.L.L.P. filed in the United States District Court for the District of Wyoming, a Complaint for Damages and Declaratory Judgment on behalf of Excalibur wholly owned subsidiary Mountain West Mines, Inc., Plaintiff versus The Cleveland-Cliffs Iron Company, Powers Resources, Inc. and Pathfinder Mines Corporation, Defendants.

Litigation is directed to establishing contractual rights defined in the MWM/Cliffs May 17, 1967 Option and Agreement with addendum and deeds.

Among the covenants claimed to be breached are failure to provide production data and royalty due on the Highland Uranium Project, the Christianson Ranch Mine and the Smith Ranch ISL project; and, the failure to offer for reassignment on AMI mineral properties prior to abandonment.

Linquist & Vennum P.L.L.P. is a 117-member national law firm that has for the past two years researched and examined our position and agreed to represent Mountain West Mines, Inc. on a contingency basis. The legal team is headed by Mr. Harold G. Morris, Jr., Esq.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2004

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

(a-d) No matters were submitted to a vote of security holders during the quarter ended May 31, 2004 through solicitation of proxies or otherwise. The last annual shareholder's meeting of the Company was held November 8, 2003.

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

(b) Approximate number of shareholders of record as of May 31, 2004 is 1,090.

(c-1)    No dividends have been paid or declared in the past 5 fiscal years.

(c-2)    Management anticipates no payment of dividends in the near future.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2004

ITEM 6 - SELECTED FINANCIAL DATA FOR THE YEARS ENDED MAY 31:
------------------------------------------------------------

                                   2004           2003           2002           2001           200
                               -----------    -----------    -----------    -----------    -----------

Total Revenues                 $         0    $         0    $         0    $         0    $         0

Total Operating Expense             38,141         13,861         17,372         12,813         17,176
                               -----------    -----------    -----------    -----------    -----------

    Loss From Operations           (38,141)       (13,861)       (17,372)       (12,813)       (17,176)

Other Income (Expense)                   0         (9,352)             0              0          7,188
                               -----------    -----------    -----------    -----------    -----------

    Income (Loss) -
        Before Income Taxes        (38,141)       (23,213)       (17,372)       (12,813)        (9,988)

Provision For Income Taxes             100            100            100            100            100
                               -----------    -----------    -----------    -----------    -----------

    Net Income (Loss) Before
        Extraordinary Gain         (38,241)       (23,313)       (17,472)       (12,913)       (10,088)

Extraordinary Gain                  89,478              0              0              0
                               -----------    -----------    -----------    -----------    -----------

    Net Income (Loss)               51,237        (23,313)       (17,472)       (12,913)       (10,088)

Retained Earnings (Deficit)
    Beginning of Year              (85,134)       (61,821)       (44,349)       (31,436)       (21,348)
                               -----------    -----------    -----------    -----------    -----------

Retained Earnings (Deficit)
    End of Year                $   (33,897)   $   (85,134)   $   (61,821)   $   (44,349)   $   (31,436)
                               ===========    ===========    ===========    ===========    ===========

Average Shares of Common
    Stock Outstanding            5,987,261      5,987,261      5,987,311      5,987,361      5,987,361
                               ===========    ===========    ===========    ===========    ===========

Net Income (Loss) Per Share
    of Common Stock            $    0.0085    $   (0.0039)   $   (0.0029)   $   (0.0022)   $   (0.0017)
                               ===========    ===========    ===========    ===========    ===========

Total Assets -
    End of Year                $   111,145    $   108,597    $   110,958    $   108,435    $   122,348
                               ===========    ===========    ===========    ===========    ===========

Long-Term Obligations          $         0    $    49,852    $    29,000    $     9,000    $         0
                               ===========    ===========    ===========    ===========    ===========

Cash Dividends Declared
    Per Share of
        Common Stock           $         0    $         0    $         0    $         0    $         0
                               ===========    ===========    ===========    ===========    ===========

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2004

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
The sale of the Colorado Silver patented claims brought temporary solvency to Excalibur. All of Mr. Hubert's loans with interest were paid and a $25,000.00 expense fund was paid to Lindquist & Vennum P.L.L.P.

Excalibur Industries experienced substantial fluctuations in its consolidated net income over the past several years. The Company maintained its mineral properties and interest throughout that period of fluctuation despite a large drain on its financial resources. Management is now working to retain as much of its mineral rights and interests as possible, considering its limited resources.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE
----------------------------------------------------

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2004




                         ACCOUNTANTS' COMPILATION REPORT
                         -------------------------------



To the Board of Directors and Stockholders
Excalibur Industries

We have compiled the accompanying consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc. as of May 31, 2004, 2003, and 2002, and the related consolidated statements of operations and changes in retained earnings (deficit), and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


/s/ Maxfield and Co., P.C.
----------------------------
Maxfield and Co., P.C.
Certified Public Accountants
Grand Junction, Colorado
June 27, 2004

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2004

                           Consolidated Balance Sheets
                           May 31, 2004, 2003 and 2002
                                   (Unaudited)
                                                                     2004          2003         2002
                                                                   ---------    ---------    ---------

                                                               ASSETS
Current Assets
   Cash                                                            $  11,045    $     391    $   2,752
                                                                   ---------    ---------    ---------
Property and Equipment
   Mining properties and interests                                   100,000      108,106      108,106
   Furniture and fixtures                                              2,354        2,354        2,354
   Mining equipment                                                    1,347        1,347        1,347
                                                                   ---------    ---------    ---------
                                                                     103,701      111,807      111,807
   Accumulated depreciation                                           (3,661)      (3,661)      (3,661)
                                                                   ---------    ---------    ---------
                  Total Property and Equipment                       100,040      108,146      108,146
                                                                   ---------    ---------    ---------
Other Assets
   Deposits                                                               60           60           60
                                                                   ---------    ---------    ---------

                  Total Assets                                     $ 111,145    $ 108,597    $ 110,958
                                                                   =========    =========    =========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Income tax payable                                              $   1,363    $     100    $     100
                                                                   ---------    ---------    ---------

Other Liabilities
   Loans from stockholder                                               --         40,500       29,000
   Accrued interest - loans from stockholder                            --          9,352         --
   Option to sell mining claims                                         --            100         --
                                                                   ---------    ---------    ---------

                  Total Other Liabilities                               --         49,952       29,000
                                                                   ---------    ---------    ---------

                  Total Liabilities                                    1,363       50,052       29,100
                                                                   ---------    ---------    ---------
Stockholders' Equity
   Common stock - $.01 par value,
     authorized 10,000,000 shares,
        issued 5,997,361 shares including shares in treasury          59,974       59,974       59,974
   Capital received in excess of par value                            83,810       83,810       83,810
   Retained earnings (deficit)                                       (33,897)     (85,134)     (61,821)
   Treasury Stock, 10,100 shares at cost                                (105)        (105)        (105)
                                                                   ---------    ---------    ---------

                  Total Stockholders' Equity                         109,782       58,545       81,858
                                                                   ---------    ---------    ---------

                  Total Liabilities and Stockholders' Equity       $ 111,145    $ 108,597    $ 110,958
                                                                   =========    =========    =========

          See accompanying notes and accountants' compilation report.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2004

 Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
                     Years Ended May 31, 2004, 2003 and 2002
                                   (Unaudited)


                                                           2004            2003           2002
                                                        -----------    -----------    -----------
Revenues
   Royalties                                            $      --      $      --      $      --
                                                        -----------    -----------    -----------

Operating Expenses
   Mining and related expenses                                 --             --             --
   General and administrative                                38,141         13,861         17,372
                                                        -----------    -----------    -----------

                  Total Operating Expenses                   38,141         13,861         17,372
                                                        -----------    -----------    -----------

                  (Loss) From Operations                    (38,141)       (13,861)       (17,372)

Other Income (Expense)
   Interest                                                    --           (9,352)          --
                                                        -----------    -----------    -----------

                  (Loss) Before Income Taxes                (38,141)       (23,213)       (17,372)

Provision For Income Taxes                                      100            100            100
                                                        -----------    -----------    -----------

                  (Loss) Before Extraordinary Gain          (38,241)       (23,313)       (17,472)

Extraordinary Gain
   Gain from sale of mining claims, net of income tax        89,478           --             --
                                                        -----------    -----------    -----------

                  Net Income (Loss)                          51,237        (23,313)       (17,472)

Retained Earnings (Deficit) - Beginning of Year             (85,134)       (61,821)       (44,349)
                                                        -----------    -----------    -----------

Retained Earnings (Deficit) - End of Year               $   (33,897)   $   (85,134)   $   (61,821)
                                                        ===========    ===========    ===========

Net (Loss) Per Share of Common Stock                    $    0.0085    $   (0.0039)   $   (0.0029)
                                                        ===========    ===========    ===========

Outstanding Number of Common Shares                       5,987,261      5,987,261      5,987,311
                                                        ===========    ===========    ===========

          See accompanying notes and accountants' compilation report.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2004

                      Consolidated Statements of Cash Flows
                     Years Ended May 31, 2004, 2003 and 2002
                                   (Unaudited)


                                                              2004        2003        2002
                                                            --------    --------    --------
Cash Flows From Operating Activities
   Net income (loss)                                        $ 51,237    $(23,313)   $(17,472)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
        Extraordinary gain (expense) before income tax       (90,741)       --          --
        Increase (Decrease) in:
          Income tax payable                                   1,263        --          --
           Accrued interest - loans to shareholder            (9,352)      9,352        --
                                                            --------    --------    --------

                  Net Cash Used By Operating
                     Activities                              (47,593)    (13,961)    (17,472)
                                                            --------    --------    --------

Cash Flows From Investing Activities
   Sale of mining claims                                      98,847        --          --
   Option to sell mining claims                                 --           100        --
                                                            --------    --------    --------

                  Net Cash Provided By Investing
                     Activities                               98,847         100        --
                                                            --------    --------    --------

Cash Flows From Financing Activities
   Loans from shareholders
     Additions                                                  --        11,500      20,000
     Reductions                                              (40,500)       --          --
   Capital Stock transactions:
     Share repurchases                                          --          --            (5)
                                                            --------    --------    --------

                  Net Cash Provided (Used) By
                     Financing Activities                    (40,500)     11,500      19,995
                                                            --------    --------    --------

                  Net Increase (Decrease) In Cash             10,754      (2,361)      2,523

Cash - Beginning of Year                                         391       2,752         229
                                                            --------    --------    --------

Cash - End of Year                                          $ 11,145    $    391    $  2,752
                                                            ========    ========    ========

Supplemental Disclosures
   Income taxes paid                                        $    100    $    100    $    100
   Interest Paid                                               9,352        --          --

          See accompanying notes and accountants' compilation report.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2004

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2004

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

        Silver
        ------
        The Company owns various interests in patented mining claims in Ouray County, Colorado. These claims were sold during the fiscal year ended May 31, 2004, for $100,000.

         A summary of capitalized costs in the above properties as of May 31, 2004, 2003 and 2002 follows:

                                2004       2003       2002
                              --------   --------   --------

                Uranium       $100,000   $100,000   $100,000
                Silver            --        7,957      7,957
                Other             --          149        149
                              --------   --------   --------

                      Total   $100,000   $108,106   $108,106
                              ========   ========   ========

Note 3 - General and Administrative Expense
-------------------------------------------

         General and administrative expenses for the years ended May 31, 2004, 2003 and 2002 follows:

                                           2004      2003      2002
                                         -------   -------   -------

              Salaries                   $  --     $  --     $  --
              Reports and publications     1,447     1,223     1,764
              Professional                27,852     4,773     3,816
              Telephone, office
                supplies and other         8,842     7,865    11,792
                                         -------   -------   -------

                    Total                $38,141   $13,861   $17,372
                                         =======   =======   =======

Securities and Exchange Commission - form 10-K
Excalibur Industries - May 31, 2004

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

        As of May 31, 2004, the Company has loss carryforwards of approximately $217,000 for Federal tax purposes and $158,000 for State tax purposes that may be offset against future taxable income (expiring on various dates through 2024).

Note 5 - Gain From Sale of Mining Claims
----------------------------------------

        During the year ended May 31, 2004, patented mining claims in Ouray, County, Colorado were sold for $100,000.

Note 6 - Litigation Costs
-------------------------

        In April, 2004 the Company filed a complaint for damages and declaratory judgment versus Cleveland Cliffs Iron Company for unpaid royalty payments. Total litigation cost to the Company consists of a $25,000 advance payment to a law firm which has agreed to represent the Company on a contingency basis. The ultimate outcome of the litigation cannot presently be determined.

Note 7 - Operating Funds
------------------------

        Company management has developed a plan to reduce or delay administrative costs to insure that the Company will continue to meet its obligations during the coming year, as well as a plan to obtain additional operating funds, if needed, through the sale of certain of its mining properties.

        In the interim, Joseph P. Hubert, President and major stockholder, has agreed to advance operating funds as needed, until other funds are available. During the year ended May 31, 2004, total advances, with interest, were paid in full from proceeds received from the sale of the Ouray County, Colorado mining claims.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2004

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a, b & e)             Name                Age                   Position
              ---------------------        ---     ---------------------------------------

              Joseph P. Hubert              72     President, Chief Executive Officer and
                                                   Chairman of Board of Directors

              Jack D. Powers                78     Vice-President and Director

              Dawn Carpenter                74     Vice-President and Director

              Marguerite Emanuel            70     Secretary

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

Dawn L. Carpenter replaced Charles O. Spielman as Vice-President/Treasurer and Director on July 28, 2003. He received his B.S. Degree from the University of Wyoming and has over thirty years as a Consulting Landman in the oil, gas, and mining industries. Mr. Carpenter has had a forty-year association with Excalibur Industries and its subsidiary, Mountain West Mines, and served in the past for a number of years as its Vice-President and Director.

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2004

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

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

(g) A comprehensive review and examination by the United States Securities and Exchange Commission was conducted in 2004 and any deficiencies were corrected.

ITEM 11 - MANAGEMENT REMUNERATION

Excalibur and Mountain West Mines, Inc., has no employees or payroll and pays no compensation to management. However, it does pay medical insurance for its President and management for reimbursement of expenses.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners:

                                                                            *Amount and         Percent
                                                                            Nature of           of class
                             Name and Address                               Beneficial          as of
     Title of Class          of Beneficial owner                            Ownership           5/31/03
     --------------          -------------------------------------          --------------      -------

     Common                  Joseph P. Hubert                               1,179,000           19.69%
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
                             Layton, UT 84041                               Direct

         *Includes 24,000 shares owned by Allen Nugent's wife, and 24,000 shares owned by Allen E. Nugent, son of Claude E. Nugent.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2004

(b) Security Ownership of Management:

                                                                         *Amount and         Percent
                                                                          Nature of           of class
                             Name and Address                             Beneficial          as of
     Title of Class          of Beneficial Owner                          Ownership           5/31/03
     --------------          --------------------------------------       --------------      -------
     Common                  Joseph P. Hubert                             1,179,000           19.69%

     Common                  Jack D. Powers                                  25,000             .42%

     Common                  Dawn L. Carpenter                               52,500             .86%

     Common                  Marguerite Emanuel                             100,000            1.68%

     Common                  Directors and Officers Group                 1,356,500           22.65%

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

(b)  Certain Business Relationships None

(c)  Indebtedness of Management None

(d)  Transactions with Promoters None

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K
---------------------------------------------------------------------------

(a)  1.   Unaudited Consolidated Financial Statements for the fiscal years ended
          May 31, 2004, 2003 and 2002, including:

            Accountants' Compilation Report
            Consolidated Balance Sheets
            Consolidated Statements of Operations and Changes in Retained
              Earnings (Deficit)
            Consolidated Statement of Cash Flows
            Notes to Consolidated Financial Statements

     2.   None

     3.   None

(b) No reports on Form 8-K have been filed during the quarter ended May 31, 2004.

(c)  None

(d)  None

Securities and Exchange Commission - Form 10-K
Excalibur Page 20


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date      July 13, 2004                 By  /s/  Joseph P. Hubert
    ---------------------------           --------------------------------------
                                        Joseph P. Hubert
                                        President, Chief Executive Officer
                                        and Chairman of Board of Directors



Date       July 13, 2004                By  /s/  Jack D. Powers
    ---------------------------           --------------------------------------
                                        Jack D. Powers
                                        Vice-President and Director