Form 10-Q
period 2004-08-31
EXCALIBUR INDUSTRIES
filed 2004-09-20
CIK 201779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] THREE MONTHS REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Three months period ended August 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 1-7602

                              EXCALIBUR INDUSTRIES
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         UTAH                                                 87-0292122
      -----------                                            ------------
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)


                  Post Office Box 3551, Duluth, Minnesota 55803
                  ---------------------------------------------
                     (Address of principal executive office)

                                 (218) 724-4711
                                 --------------
              (Registrant's telephone number, including area code)


                                mhubert1@msn.com
                                ----------------
                                 Email Address

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of Issuer's classes of common equity as of August 31, 2004.

       Common Shares                                          5,986,261
-----------------------------                                 ----------
       Title of Class                                       Number of Shares


Transitional Small Business Disclosure Format    Yes [ ]   No [X]


EXCALIBUR INDUSTRIES
Form 10-Q    Part I
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited
                             For the Periods Ending:

                                                          Aug. 31, 2004      May 31, 2004
                                                          -------------      ------------
ASSETS
   Cash, Savings Certificates, Treasury Bills               $     947         $  11,045
   Notes and Accounts Receivable                                    0                 0
   Other Assets                                                     0                60
                                                            ---------         ---------
               Total Current Assets                         $     947         $  11,105

   Property, Equipment & Mineral Interests (See Note B)       103,701           103,701
   Less Accumulated Depreciation                               (3,661)           (3,661)
                                                            ---------         ---------
               Total Fixed and Other Assets                 $ 100,040         $ 100,040
                                                            ---------         ---------

                                   TOTAL ASSETS             $ 100,987         $ 111,145
                                                            =========         =========

LIABILITIES & SHAREHOLDERS' EQUITY
     Current Liabilities                                    $     100         $   1,363
     Other Liabilities
       Loan from Stockholder                                    2,000                 0
                                                            ---------         ---------
   Common Stock 0 $.01 Par Value, Authorized 10,000,000
   Shares; 5,997,361 Shares issues; 5,987,361 Outstanding      59,974            59,974
   Paid-In Capital in excess of Par                            83,810            83,810
   Retained Earnings                                          (45,068)          (33,897)
   Treasury Stock                                                (105)             (105)
                                                            ---------         ---------
              Total Shareholders' Equity                       98,887           109,782

            TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $ 100,987         $ 111,145
                                                            =========         =========

      The accompanying notes are an integral of these financial statements.
                    These financial statements are unaudited.


EXCALIBUR INDUSTRIES
Form 10-Q
Part I
                    CONSOLIDATED STATEMENT OF INCOME, EXPENSE
                              AND RETAINED EARNINGS
                          FOR THE FISCAL QUARTERS ENDED



                                                               Aug. 31, 2004  Aug. 31, 2003
                                                               -------------  -------------
                                                                        (Unaudited)
REVENUES
   Interest                                                     $         0    $         0
             Total Revenues                                           2,000         98,340
             Cash                                                       947            391
                                                                -----------    -----------
EXPENSES
    Loan Repayment                                              $         0    $    49,852
   General and Administrative                                   $     2,138    $     1,923
   Professional Services                                              4,217          2,432
   Property, Payroll and Other Taxes                                  1,363            100
                                                                -----------    -----------
   Claim Fees                                                         4,400          4,441
                                                                -----------    -----------
                       NET (LOSS)                                   (11,171)       (39,983)
                       Retained Earnings Beginning of Period        (33,897        (85,134)

                           RETAINED EARNINGS AT END OF PERIOD       (45,068)       (45,151)

   Average Shares Outstanding During Period                       5,987,261      5,987,261
                                                                -----------    -----------

NET GAIN (LOSS) PER SHARE                                            (0.007)        (.0011)



      The accompanying notes are an integral of these financial statements.
                    These financial statements are unaudited.

EXCALIBUR INDUSTRIES
FORM 10-Q  8/31/04   PART 1


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

EXCALIBUR INDUSTRIES
FORM 10-Q    8/31/04   PART 1

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

NOTE B

         o The Company sold its real estate in Moab Utah in 1993, and in Lake County Colorado in 2000. Y Equipment includes capitalized acquisition costs of $2,354 at February 28, 2003 and at November 30, 2002. Y The Company sold its Red Mountain Colorado patented mining claims in June 2003. Y Excalibur and its subsidiary,
              Mountain West Mines, Inc., have acquired various mining properties, leaseholds, patented claims, and mineral rights interests. These assets are carried at their cost of acquisition unless, in the judgment of the Directors, a lesser amount is felt to be more appropriate because of a permanent decline in value. The Board of Directors has determined that a more realistic value should be placed on the books for financial reporting and has elected to reduce the reporting value for financial statement purposes to $108,106.

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

                                                         .
--------------------------------------------------------------------------------
EXCALIBUR INDUSTRIES
OTHER INFORMATION
FORM 10-Q     8/31/04   PART 2




ITEM 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
a-c               None
d                 None


ITEM 6   Exhibits and Reports on Form S-K
         --------------------------------
a                 None
b                 No reports on Form  8-K were  filed during the  quarter ending
                  August 31, 2004.






                   These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q                  Part II



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     EXCALIBUR INDUSTRIES
                                     (Registrant)



Date: September 9, 2004              /s/ Joseph P. Hubert
                                     ------------------------------------------
                                     Joseph P. Hubert
                                     President, Chief Executive Officer
                                     and Chairman of Board of Directors



Date: September 9, 2004              /s/  Marguerite H. Emanuel
                                     ------------------------------------------
                                     Marguerite H. Emanuel
                                     Secretary