Form 10-Q
period 2004-11-30
EXCALIBUR INDUSTRIES
filed 2004-12-14
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10 - Q

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OR
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended  November 30, 2004           Commission File Number 1-7602

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
                        E-Mail Address: mhubert1@msn.com

                                                          Name of each exchange
     Title of each class                                  on which registered
     -------------------                                 -----------------------
        Common Stock                                              None
 (Par Value $.01 per share)

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

                    November 30, 2004 Common Shares 5,987,261


EXCALIBUR INDUSTRIES                                 CONSOLIDATED BALANCE SHEET
Form 10-Q   Part I    Unaudited
                                                     For the Periods Ending:

                                                                                    Nov. 30, 2004        Aug. 31, 2004
                                                                                    -------------        -------------
ASSETS
   Cash, Savings Certificates, Treasury Bills                                           $ 1,309               $  947
   Notes and Accounts Receivable                                                              0                    0
   Other Assets                                                                              0                    0
               Total Current Assets                                                     $ 1,309                $ 947

   Property, Equipment & Mineral Interests (See Note B)                                 103,701              103,701
   Less Accumulated Depreciation                                                        (3,661)              (3,661)
                                                                                      ---------            ---------
               Total Fixed and Other Assets                                           $ 100,040            $ 100,040
                                                                                      ---------            ---------

                                   TOTAL ASSETS                                       $ 113,049            $ 100,987
                                                                                      =========            =========

LIABILITIES & SHAREHOLDERS' EQUITY
   Current Liabilities                                                                $     100            $     100
   Other Liabilities     Loan from Stockholder                                            5,000                2,000
   Common Stock 0 $.01 Par Value, Authorized 10,000,000
   Shares; 5,997,361 Shares issues; 5,987,361 Outstanding                                59,974               59,974
   Paid-In Capital in excess of Par                                                      83,810               83,810
   Retained Earnings                                                                   (35,835)             (45,068)
   Treasury Stock                                                                         (105)                (105)
              Total Shareholders' Equity                                                107,949               98,887
                                                                                      ---------            ---------

            TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                  $ 113,049            $ 100,987
                                                                                      =========            =========


   The accompanying notes are an integral part of these financial statements.
                    These financial statements are unaudited.


EXCALIBUR INDUSTRIES         CONSOLIDATED STATEMENT
Form 10-Q Part I             OF INCOME, EXPENSE AND
                           RETAINED EARNINGS (DEFICIT)
                            PERIODS ENDED NOVEMBER 30

                                                                   2004           2003
                                                                -----------    -----------
REVENUES
   Interest                                                     $         0    $         0
             Total Revenues                                               0              0


  EXPENSES
   General and Administrative                                   $     1,375    $       920
   Professional Services                                                140         25,140
   Property, Payroll and Other Taxes                                      0              0
   Claim Fees                                                         1,121             65
                                                                -----------    -----------
                       NET (LOSS)                                    (2,636)       (26,125)
                       Retained Earnings Beginning of Period        (45,068         (4,510)

                           RETAINED EARNINGS AT END OF PERIOD       (35,835)       (21,615)

   Average Shares Outstanding During Period                       5,986,861      5,986,861
                                                                -----------    -----------

NET GAIN (LOSS) PER SHARE                                           (0.0059)       (0.0042)



      The accompanying notes are an integral of these financial statements.
                   These financial statements are unaudited.

EXCALIBUR INDUSTRIES                       MANAGEMENT'S DISCUSSION AND ANALYSIS
FORM 10-Q  11/30/04   PART 1               OF FINANCIAL CONDITION AND RESULTS
                                           OF OPERATIONS


ITEM 2

Material Changes in Financial Conditions

o Resources of the corporation are extremely limited for a Corporation of its character.

o Expenses of overseeing the Corporation's mineral properties and interests, while maintaining corporate viability, continue.

Material Changes in Results of Operations

o Registrant had no income of any kind during the fiscal quarter ending November 30, 2004.

o Registrant experienced no material change in its financial condition for the three months ended November 30, 2004 as compared to the same quarter ending August 31, 2004.

o    Registrant pays no wages.

o    Registrant has no investments in interest-bearing accounts.

o Payment for professional services varies with the timing of services rendered and is primarily paid to accountants for preparation of tax returns and the Annual 10-K report. No payments of this kind were made during the fiscal quarter ending November 30, 2004.

o Registrant has 44 unpatented mining claims in Wyoming for which yearly assessment fees are required by the U. S. Bureau of Land Management.




                   These financial statements are unaudited.

SECURITIES AND EXCHANGE COMMISSION
FORM 10Q -  EXCALIBUR INDUSTRIES - NOVEMBER 30, 2004

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

NOTE B

o The Company sold its real estate in Moab Utah in 1993, and in Lake County Colorado in 2000 and in Ouray County, Colorado in 2003.

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

o Values for purposes of this financial statement as of November 30, 2004 and August 31, 2002.

                  Property and Equipment               $    2,354
                  Mining Equipment                     $    1,347
                  Interest in Mining Properties        $  108,106
                  Accumulated Depreciation             $   (3,661)

                           TOTAL                       $  108,146

These financial statements are unaudited.

EXCALIBUR INDUSTRIES
OTHER INFORMATION
FORM 10-Q     11/30/04   PART 2





FORM 10-Q    2/28/01   PART 2
--------------------------------------------------------------------------------



ITEM 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
a-c               None
d                 None


ITEM 6   Exhibits and Reports on Form S-K
a                 None
b                 No reports on  Form 8-K were filed during  the quarter ending
                  November 30, 2004.




                   These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q                  Part II



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              EXCALIBUR INDUSTRIES
                                  (Registrant)



Date: December 13, 2004                    /s/ Joseph P. Hubert
                                           ----------------------------------
                                           Joseph P. Hubert
                                           President, Chief Executive Officer
                                           and Chairman of Board of Directors



Date: December 14, 2004                    /s/ Marguerite H. Emanuel
                                           ----------------------------------
                                           Marguerite H. Emanuel
                                           Secretary