Form 10-Q
period 2005-02-28
EXCALIBUR INDUSTRIES
filed 2005-03-18
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10 - Q

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OR
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended  February 28, 2005         Commission File Number 1-7602

                              EXCALIBUR INDUSTRIES
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       State or other jurisdiction of incorporation or organization: UTAH

                 IRS Employer Identification Number: 87-0292122

          Address or principal executive offices: Post Office Box 3551
                             Duluth, Minnesota 55803

                  Registrant's telephone Number: (218) 724-4711
                        E-Mail Address: mhubert1@msn.com

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
Common Stock (Par                                    None
Value $.01 per share)

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

                    February 28, 2005 Common Shares 5,987,261

                              EXCALIBUR INDUSTRIES
                           CONSOLIDATED BALANCE SHEET
Form 10-Q   Part I                  Unaudited
                                                              For the Periods Ending:
                                                          --------------------------------
                                                          Feb. 28, 2005      Nov. 30, 2004
                                                          -------------      -------------
ASSETS
   Cash, Savings Certificates, Treasury Bills               $   2,652          $   1,309
   Notes and Accounts Receivable                                    0                  0
   Other Assets                                                     0                  0
                                                            ---------          ---------
               Total Current Assets                         $   2,652          $   1,309

   Property, Equipment & Mineral Interests (See Note B)       103,701            103,701
   Less Accumulated Depreciation                               (3,661)            (3,661)
                                                            ---------          ---------
               Total Fixed and Other Assets                 $ 100,040          $ 100,040
                                                            ---------          ---------

                                   TOTAL ASSETS             $ 102,692          $ 101,349
                                                            =========          =========

LIABILITIES & SHAREHOLDERS' EQUITY
     Current Liabilities                                    $     100          $     100
     Other Liabilities Loan from Stockholder                    8,000              5,000
                                                            ---------          ---------
   Common Stock 0 $.01 Par Value, Authorized 10,000,000
   Shares; 5,997,361 Shares issues; 5,987,361 Outstanding      59,974             59,974
   Paid-In Capital in excess of Par                            83,810             83,810
   Retained Earnings                                          (37,436)           (35,835)
   Treasury Stock                                                (105)              (105)
                                                            ---------          ---------
              Total Shareholders' Equity                       94,592            107,949

            TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $ 102,692          $ 101,349
                                                            =========          =========

   The accompanying notes are an integral part of these financial statements.
                    These financial statements are unaudited.


                  EXCALIBUR INDUSTRIES CONSOLIDATED STATEMENT
                             OF INCOME, EXPENSE AND
                           RETAINED EARNINGS (DEFICIT)
Form 10-Q         Part I                                           For the Periods Ending:
                                                               -----------------------------
                                                               Feb. 28, 2005   Nov. 30, 2004
                                                               -------------   -------------
REVENUES
   Interest                                                     $         0    $         0
             Total Revenues                                               0              0


  EXPENSES
   General and Administrative                                   $     1,449    $       835
   Professional Services                                                152          1,557
   Property, Payroll and Other Taxes                                      0              0
   Claim Fees                                                             0              0
                                                                -----------    -----------
                       NET (LOSS)                                    (1,601)        (2,392)
                       Retained Earnings Beginning of Period        (35,835)       (21,615)

                           RETAINED EARNINGS AT END OF PERIOD       (37,436)       (24,117)

   Average Shares Outstanding During Period                       5,986,361      5,986,361
                                                                -----------    -----------

NET GAIN (LOSS) PER SHARE                                           (0.0062)       (0.0043)





      The accompanying notes are an integral of these financial statements.
                    These financial statements are unaudited.

                              EXCALIBUR INDUSTRIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORM 10-Q  00/28/05   PART 1
--------------------------------------------------------------------------------
ITEM 2

Material Changes in Financial Conditions

         o   Resources  of  the   corporation   are  extremely   limited  for  a
             Corporation of its character.

         o Expenses of overseeing the Corporation's mineral properties and interests, while maintaining corporate viability, continue.

Material Changes in Results of Operations
------------------------------------------

         o Registrant had no income of any kind during the fiscal quarter ending February 28, 2005.

         o   Registrant   experienced  no  material   change  in  its  financial
             condition for the three months ended February 28, 2005 as compared to the same quarter ending November 30, 2004.

         o   Registrant pays no wages.

         o   Registrant has no investments in interest-bearing accounts.

         o Payment for professional services varies with the timing of services rendered and is primarily paid to accountants for preparation of tax returns and the Annual 10-K report. No payments of this kind were made during the fiscal quarter ending February 28, 2005.

         o Registrant has 44 unpatented mining claims in Wyoming for which yearly assessment fees are required by the U. S. Bureau of Land Management.




                   These financial statements are unaudited.

SECURITIES AND EXCHANGE COMMISSION
FORM 10Q -  EXCALIBUR INDUSTRIES - FEBRUARY 28, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
------

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

o Values for purposes of this financial statement as of February 28, 2005 and November 30, 2004.

                  Property and Equipment                 $    2,354
                  Mining Equipment                       $    1,347
                  Interest in Mining Properties          $  108,106
                  Accumulated Depreciation               $   (3,661)

                           TOTAL                          $ 108,146

These financial statements are unaudited.

                                                         .
--------------------------------------------------------------------------------
EXCALIBUR INDUSTRIES
OTHER INFORMATION
FORM 10-Q     FEBRUARY 28, 2005   PART 2
--------------------------------------------------------------------------------



ITEM 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
a-c               None
d                 None


ITEM 6   Exhibits and Reports on Form 8-K
         --------------------------------
a                 None
b                 No reports on Form 8-K  were filed  during  the quarter ending
                  February 28, 2005.




                   These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q                  Part II



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      EXCALIBUR INDUSTRIES
                                      (Registrant)


                                      /s/ Joseph P. Hubert
Date:     March 4, 2005               ------------------------------------------
      --------------------            Joseph P. Hubert
                                      President, Chief Executive Officer
                                      and Chairman of Board of Directors


                                      /s/ Marguerite H. Emanuel
Date:     March 4, 2005               ----------------------------------------
      --------------------            Marguerite H. Emanuel
                                      Secretary