Form 10-K
period 2005-05-31
EXCALIBUR INDUSTRIES
filed 2005-07-20
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended May 31, 2005 Commission file Number 1-7602

                              EXCALIBUR INDUSTRIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              UTAH                                       87-0292122
---------------------------------            -----------------------------------
  State or other jurisdiction                IRS Employer Identification Number:
of incorporation or organization:



         Address of principal executive offices:      Post Office Box 3551
                                                      Duluth, Minnesota 55803

         Registrant's telephone number:               (218) 724-4711

         E-Mail Address:                              mhubert1@msn.com

Securities registered pursuant to Section 12 (b) of the Act:

                                                        Name of each exchange
  Title of Each Class                                    on which registered
------------------------                               -------------------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of May 31, 2005, no bid or asked prices are available.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 31, 2005, the registrant had total outstanding shares of 5,987,261, $0.01 par value common stock.

Securities and Exchange Commission - Form 10K
Excalibur Industries - May 31, 2005
Page 2

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2005
Page 3

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

         The following projects subject to Area of Interest royalty obligations are listed in the Cameco Corporation 2004 Annual Information Form (in thousands):

                                                      Reserves                                  Resources
                                                      --------                                  ---------
                                            Proven            Probable          Measured         Indicated         Inferred
                                            ------            --------          --------         ---------         --------

               Ruby Ranch (1)               -------               5,082            862                581          -------
               Smith Ranch                      896              11,057            138              4,951            1,010
               North Butte/Brown (1)        -------               7,939        -------              6,778              734
               Ruth                         -------               1,470        -------                609          -------
               Reynolds Ranch               -------             -------          2,654              7,791            7,099
               Northwest Unit               -------             -------         -------             2,361            1,093
               Highland                       1,162               2,855          2,212                 92            1,977

                  Total All Categories:     71,403,000 #U308

                  (Note  a  reduction  of   13,040,000   pounds  from  the  2003
         calculations.)

                  (1) Projects remain in Excalibur ownership independent of the May 27, 2005 court case dismissal referred to on page 6, Item 3.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2005
Page 4

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

                                  SILVER REPORT

The Trust for Public Land exercised its option to purchase 18 patented mining claims (158 acres) in Ouray County, Colorado for the sum of $100,000, on June 16, 2003. Excalibur has no further interest in the silver business.

                                    BUSINESS

Excalibur is natural resource oriented. In the past its activities have consisted of acquisition, mining and sale of mineral properties. Currently total interest is centered on its holdings within the Powder River Uranium District of Wyoming. Optimism is found in the current recent price of uranium $29.00/LB.(+) and the advent of the litigation.

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2005
Page 5

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

Between the delinquent royalty payments from the HUP and the Christianson Ranch operations, the advance royalty payment obligation of $1,319,287 has been satisfied.

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2005
Page 6

ITEM 2 - PROPERTIES (Continued)

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

Linquist & Vennum P.L.L.P. is a 150-member national law firm that has for the past two years researched and examined our position and agreed to represent Mountain West Mines, Inc. on a contingency basis. The legal team is headed by Mr. Harold G. Morris, Jr., Esq.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2005
Page 7

ITEM 3 - LEGAL PROCEEDINGS, (continued)
---------------------------------------

A non-jury trial in the U. S. District Court for the District of Wyoming is set for August 15, 2005 before the Honorable Clarence A. Brimmer in Cheyenne, Wyoming.

On May 27, 2005, Judge Beaman dismissed our complaint. On June 9, 2005, Excalibur filed a plaintiffs' objection to the report and recommendation by the Magistrate Judge; no response to date from Judge Brimmer.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

(a-d) No matters were submitted to a vote of security holders during the quarter ended May 31, 2004 through solicitation of proxies or otherwise. The last annual shareholder's meeting of the Company was held November 15, 2004.


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

(b) Approximate number of shareholders of record as of May 31, 2005 is 1,090.

(c-1)    No dividends have been paid or declared in the past 5 fiscal years.

(c-2)    Management anticipates no payment of dividends in the near future.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2005
Page 8

ITEM 6 - SELECTED FINANCIAL DATA FOR THE YEARS ENDED MAY 31:

                                  2005            2004           2003           2002           2001
                               -----------    -----------    -----------    -----------    -----------
Total Revenues                 $         0    $         0    $         0    $         0    $         0

Total Operating Expense             16,248         38,141         13,861         17,372         12,813
                               -----------    -----------    -----------    -----------    -----------

    Loss From Operations           (16,248)       (38,141)       (13,861)       (17,372)       (12,813)

Other Income (Expense)                   0              0         (9,352)             0              0
                               -----------    -----------    -----------    -----------    -----------

    Income (Loss) -
        Before Income Taxes        (16,248)       (38,141)       (23,213)       (17,372)       (12,813)

Provision For Income Taxes             100            100            100            100            100
                               -----------    -----------    -----------    -----------    -----------

    Net Income (Loss) Before
        Extraordinary Gain         (16,348)       (38,241)       (23,313)       (17,472)       (12,913)

Extraordinary Gain                       0         89,478              0              0              0
                               -----------    -----------    -----------    -----------    -----------

    Net Income (Loss)              (16,348)        51,237        (23,313)       (17,472)       (12,913)

Retained Earnings (Deficit)
    Beginning of Year              (33,897)       (85,134)       (61,821)       (44,349)       (31,436)
                               -----------    -----------    -----------    -----------    -----------

Retained Earnings (Deficit)
    End of Year                $   (50,245)   $   (33,897)   $   (85,134)   $   (61,821)   $   (44,349)
                               ===========    ===========    ===========    ===========    ===========

Average Shares of Common
    Stock Outstanding            5,987,261      5,987,261      5,987,261      5,987,261      5,987,361
                               ===========    ===========    ===========    ===========    ===========

Net Income (Loss) Per Share
    of Common Stock            $   (0.0027)   $    0.0085    $   (0.0039)   $   (0.0029)   $   (0.0022)
                               ===========    ===========    ===========    ===========    ===========

Total Assets -
    End of Year                $   105,414    $   111,145    $   108,597    $   110,958    $   108,435
                               ===========    ===========    ===========    ===========    ===========

Long-Term Obligations          $    11,000    $         0    $    49,852    $    29,000    $     9,000
                               ===========    ===========    ===========    ===========    ===========

Cash Dividends Declared
    Per Share of
        Common Stock           $         0    $         0    $         0    $         0    $         0
                               ===========    ===========    ===========    ===========    ===========

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2005
Page 9

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2005
Page 10




                         ACCOUNTANTS' COMPILATION REPORT



To the Board of Directors and Stockholders
Excalibur Industries

We have compiled the accompanying consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc. as of May 31, 2005, 2004, and 2003, and the related consolidated statements of operations and changes in retained earnings (deficit), and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.



/s/ Maxfield Peterson, P.C.
---------------------------
Maxfield Peterson, P.C.
Grand Junction, Colorado
July 5, 2005

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2005
Page11

                          Consolidated Balance Sheets
                          May 31, 2005, 2004 and 2003
                                  (Unaudited)

                                                                                           2005           2004           2003
                                                                                       -----------    -----------    -----------

                                     ASSETS
                                     ------
Current Assets
   Cash                                                                                $     5,314    $    11,045    $       391
                                                                                       -----------    -----------    -----------
Property and Equipment
   Mining properties and interests                                                         100,000        100,000        108,106
   Furniture and fixtures                                                                    2,354          2,354          2,354
   Mining equipment                                                                          1,347          1,347          1,347
                                                                                       -----------    -----------    -----------
                                                                                           103,701        103,701        111,807
   Accumulated depreciation                                                                 (3,661)        (3,661)        (3,661)
                                                                                       -----------    -----------    -----------
                  Total Property and Equipment                                             100,040        100,040        108,146
                                                                                       -----------    -----------    -----------

Other Assets
   Deposits                                                                                     60             60             60
                                                                                       -----------    -----------    -----------

                  Total Assets                                                         $   105,414    $   111,145    $   108,957
                                                                                       ===========    ===========    ===========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Income tax payable                                                                  $       100    $     1,363    $       100
                                                                                       -----------    -----------    -----------

Other Liabilities
   Loans from stockholder                                                                   11,000           --           40,500
   Accrued interest - loans from stockholder                                                   880           --            9,352
   Option to sell mining claims                                                               --             --              100
                                                                                       -----------    -----------    -----------

                  Total Other Liabilities                                                   11,880           --           49,952
                                                                                       -----------    -----------    -----------

                  Total Liabilities                                                         11,980          1,363         50,052
                                                                                       -----------    -----------    -----------

Stockholders' Equity
   Common stock - $.01 par value,
     authorized 10,000,000 shares,
        issued 5,997,361 shares including shares in treasury                                59,974         59,974         59,974
   Capital received in excess of par value                                                  83,810         83,810         83,810
   Retained earnings (deficit)                                                             (50,245)       (33,897)       (85,134)
   Treasury Stock, 10,100 shares at cost                                                      (105)          (105)          (105)
                                                                                       -----------    -----------    -----------

                  Total Stockholders' Equity                                                93,434        109,782         58,545
                                                                                       -----------    -----------    -----------

                  Total Liabilities and Stockholders' Equity                           $   105,414    $   111,145    $   108,597
                                                                                       ===========    ===========    ===========

See accompanying notes and accountants' compilation report.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2005
Page 12

 Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
                     Years Ended May 31, 2005, 2004 and 2003
                                   (Unaudited)


                                                           2005           2004            2003
                                                        -----------    -----------    -----------
Revenues
   Royalties                                            $      --      $      --      $      --
                                                        -----------    -----------    -----------
Operating Expenses
   Mining and related expenses                                 --             --             --
   General and administrative                                16,248         13,141         13,861
                                                        -----------    -----------    -----------

                  Total Operating Expenses                   16,248         13,141         13,861
                                                        -----------    -----------    -----------

                  (Loss) From Operations                    (16,248)       (13,141)       (13,861)

Other Income (Expense)
   Interest                                                    --             --           (9,352)
                                                        -----------    -----------    -----------

                  (Loss) Before Income Taxes                (16,248)       (38,141)       (23,213)

Provision For Income Taxes                                      100            100            100
                                                        -----------    -----------    -----------

                  (Loss) Before Extraordinary Gain          (16,348)       (38,241)       (23,313)

Extraordinary Gain
   Gain from sale of mining claims, net of income tax          --           89,478           --
                                                        -----------    -----------    -----------

                  Net Income (Loss)                         (16,348)        51,237        (23,313)

Retained Earnings (Deficit) - Beginning of Year             (33,897)       (85,134)       (61,821)
                                                        -----------    -----------    -----------

Retained Earnings (Deficit) - End of Year               $   (50,245)   $   (33,897)   $   (85,134)
                                                        ===========    ===========    ===========

Net Income (Loss) Per Share of Common Stock             $   (0.0027)   $    0.0085    $   (0.0039)
                                                        ===========    ===========    ===========

Outstanding Number of Common Shares                       5,987,261      5,987,261      5,987,261
                                                        ===========    ===========    ===========

See accompanying notes and accountants' compilation report.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2005
Page 13

                      Consolidated Statements of Cash Flows
                     Years Ended May 31, 2005, 2004 and 2003
                                   (Unaudited)


                                                                2005           2004           2003
                                                            -----------    -----------    -----------
Cash Flows From Operating Activities
   Net income (loss)                                        $   (16,348)   $    51,237    $   (23,313)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
        Extraordinary gain (expense) before income tax             --          (90,471)          --
        Increase (Decrease) in:
          Income tax payable                                     (1,263)         1,263           --
           Accrued interest - loans to shareholder                  880         (9,352)         9,352
                                                            -----------    -----------    -----------

                  Net Cash Used By Operating
                     Activities                                 (16,731)       (47,593)       (13,961)
                                                            -----------    -----------    -----------

Cash Flows From Investing Activities
   Sale of mining claims                                           --           98,847           --
   Option to sell mining claims                                    --             (100)           100
                                                            -----------    -----------    -----------

                  Net Cash Provided By Investing
                     Activities                                    --           98,747            100
                                                            -----------    -----------    -----------

Cash Flows From Financing Activities
   Loans from shareholders
     Additions                                                   11,000           --           11,500
     Reductions                                                    --          (40,500)          --
   Capital Stock transactions:
     Share repurchases                                             --             --             --
                                                            -----------    -----------    -----------

                  Net Cash Provided (Used) By
                     Financing Activities                        11,000        (40,500)        11,500
                                                            -----------    -----------    -----------

                  Net Increase (Decrease) In Cash                (5,731)        10,654         (2,361)

Cash - Beginning of Year                                         11,045            391          2,752
                                                            -----------    -----------    -----------

Cash - End of Year                                          $     5,314    $    11,045    $       391
                                                            ===========    ===========    ===========


Supplemental Disclosures
   Income taxes paid                                        $     1,363    $       100    $       100
   Interest Paid                                                   --            9,352           --

See accompanying notes and accountants' compilation report.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2005
Page 14

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2005
Page 15

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

        A summary of capitalized costs in the above properties as of May 31, 2005, 2004 and 2003 follows:

                                        2005         2004         2003
                                     ----------   ----------   ----------

                       Uranium       $  100,000   $  100,000   $  100,000
                       Silver              --           --          7,957
                       Other               --           --            149
                                     ----------   ----------   ----------

                             Total   $  100,000   $  100,000   $  108,106
                                     ==========   ==========   ==========

Note 3 - General and Administrative Expense

        General and administrative expenses for the years ended May 31, 2005, 2004 and 2003 follows:

                                        2005          2004         2003
                                      ----------   ----------   ----------

           Salaries                   $     --     $     --     $     --
           Reports and publications        1,659        1,447        1,223
           Professional                    4,368       27,852        4,773
           Telephone, office
             supplies and other            2,692        8,842        7,865
                                      ----------   ----------   ----------

                 Total                $   16,248   $   38,141   $   13,861
                                      ==========   ==========   ==========

Securities and Exchange  Commission - Form 10-K
Excalibur  Industries - May 31,
2005 Page 16

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

        As of May 31, 2005, the Company has loss carry forwards of approximately $234,000 for Federal tax purposes and $175,000 for State tax purposes that may be offset against future taxable income (expiring on various dates through 2024).

Note 5 - Gain From Sale of Mining Claims
----------------------------------------

        During the year ended May 31, 2004, patented mining claims in Ouray, County, Colorado were sold for $100,000.

Note 6 - Litigation Costs
-------------------------

        In April, 2004 the Company filed a complaint for damages and declaratory judgment versus Cleveland Cliffs Iron Company for unpaid royalty payments. Total litigation cost to the Company consists of a $25,000 advance payment for expenses to a law firm which has agreed to represent the Company on a contingency basis for its fee. The ultimate outcome of the litigation cannot presently be determined.

        On May 27, 2005, this complaint was dismissed; however, the Company filed a plaintiffs' objection to this finding on June 9, 2005. The Company has not received a response to its objection as of this report date.

Note 7 - Operating Funds
------------------------

        Company management has developed a plan to reduce or delay administrative costs to insure that the Company will continue to meet its obligations during the coming year, as well as a plan to obtain additional operating funds, if needed, through the sale of certain of its mining properties.

        In the interim, Joseph P. Hubert, President and major stockholder, has agreed to advance operating funds as needed, until other funds are available. During the year ended May 31, 2005, Mr. Huburt advanced $11,000 to the Company.

Securities and Exchange  Commission - Form 10-K
Excalibur  Industries - May 31,
2005 Page 17

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------

        None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

(a, b & e)             Name                Age                    Position
              ---------------------        ---     ------------------------------------------
              Joseph P. Hubert              74     President, Chief Executive Officer and
                                                   Chairman of Board of Directors

              Jack D. Powers                79     Vice-President and Director

              Dawn Carpenter                75     Vice-President and Director

              Marguerite Emanuel            72     Secretary

Joseph P. Hubert is President and Chief Executive Officer. He received his B.S. Degree in Geology from the University of Minnesota Duluth. He has been a self-employed registered mining geologist for many years. He served on the Board of Directors of Mountain West Mines, Inc. from 1966 until 1971, either as President or Vice- President during that period. Mr. Hubert was elected to the Presidency and Board of Directors of Excalibur at the 1982 annual meeting and following Directors' meeting.

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

(d) Mrs. Marguerite Emanuel was elected Corporate Secretary at the November 19, 2002 Annual Meeting. Mrs. Emanuel is the sister of Joseph P. Hubert, President and CEO. There are no other family relationships between any Director and Executive Officer and/or any other Director or Executive officer or nominee for Director.

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2005
Page 18

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners:

                                                                                               *Amount and         Percent
                                                                                               Nature of           of class
                             Name and Address                                                  Beneficial          as of
     Title of Class          of Beneficial owner                                               Ownership           5/31/05
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
                             Layton, UT 84041                                                  Direct

         *Includes 24,000 shares owned by Allen Nugent's wife, and 24,000 shares owned by Allen E. Nugent, son of Claude E. Nugent.

(b) Security Ownership of Management:

                                                                     *Amount and         Percent
                                                                     Nature of           of class
                             Name and Address                        Beneficial          as of
     Title of Class          of Beneficial Owner                     Ownership           5/31/05
     --------------          -------------------------------         --------------      -------

     Common                  Joseph P. Hubert                        1,179,000           19.69%

     Common                  Jack D. Powers                             25,000             .42%

     Common                  Dawn L. Carpenter                          52,500             .86%

     Common                  Marguerite Emanuel                        100,000            1.68%

     Common                  Directors and Officers Group            1,356,500           22.65%

   *Information as to beneficial ownership is based upon statements furnished by each Director. Information with such ownership rests peculiarly within their knowledge and the Registrant disclaims responsibility for the accuracy and completeness thereof.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2005
Page 19

ITEM 12 -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
           (Continued)
--------------------------------------------------------------------------------
     *Information as to beneficial ownership is based upon statements furnished by each Director. Information with such ownership rests peculiarly within their knowledge and the Registrant disclaims responsibility for the accuracy and completeness thereof.

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

     2. None

     3. None

(b) No reports on Form 8-K have been filed during the quarter ended May 31, 2005

(c)  None

(d)  None

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2005
Page 20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date   July 18, 2005                By
    -----------------------            -----------------------------------------
                                     Joseph P. Hubert
                                     President, Chief Executive Officer
                                     and Chairman of Board of Directors



Date   July 18, 2005                By
    -----------------------            -----------------------------------------
                                     Jack D. Powers
                                     Vice-President and Director