Form 10-K/A
period 2005-05-31
EXCALIBUR INDUSTRIES
filed 2005-07-22
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K/A*

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


*This amendment includes signatures and certifications. All other information is unchanged.

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


Date   July 18, 2005                By  /s/ Joseph P. Hubert
    -----------------------            -----------------------------------------
                                     Joseph P. Hubert
                                     President, Chief Executive Officer
                                     and Chairman of Board of Directors



Date   July 18, 2005                By  /s/ Jack D. Powers
    -----------------------            -----------------------------------------
                                     Jack D. Powers
                                     Vice-President and Director