Form 10-Q
period 2005-08-31
EXCALIBUR INDUSTRIES
filed 2005-10-03
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended August 31, 2005 Commission file Number 1-7602

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      August 31, 2005                       Common Shares 5,986,261
      ---------------                       -----------------------

EXCALIBUR INDUSTRIES
Form 10-Q   Part I

                                                  CONSOLIDATED BALANCE SHEET
                                                  Unaudited
                                                  For the Periods Ending:

                                                                  Aug. 31, 2005   May 31, 2005
                                                                  -------------   ------------
ASSETS
   Cash, Savings Certificates, Treasury Bills                      $     1,162    $     5,314
   Notes and Accounts Receivable                                             0              0
   Other Assets                                                              0              0
                                                                   -----------    -----------
               Total Current Assets                                $     1,162    $     5,314
                                                                   -----------    -----------

   Property, Equipment & Mineral Interests (See Note B)                103,701        103,701
   Less Accumulated Depreciation                                        (3,661)        (3,661)
                                                                   -----------    -----------
               Total Fixed and Other Assets                        $   100,040    $   100,040
                                                                   -----------    -----------
                                                        Deposits            60             60
                                   TOTAL ASSETS                    $   101,262    $   105,414
                                                                   ===========    ===========


LIABILITIES & SHAREHOLDERS' EQUITY
     Current Liabilities                                           $       100    $       100
     Other Liabilities - Loan from Stockholder                          19,000         11,880
                                                                   -----------    -----------
  Common Stock 0 $.01 Par Value, Authorized 10,000,000
   Shares; 5,997,361 Shares issues; 5,987,361 Outstanding               59,974         59,974
   Paid-In Capital in excess of Par                                     83,810         83,810
   Retained Earnings                                                   (62,387)       (50,245)
   Treasury Stock                                                         (105)          (105)
                                                                   -----------    -----------
              Total Shareholders' Equity                                82,162         93,434

  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                         $   101,262    $   105,414
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


EXCALIBUR INDUSTRIES                                          CONSOLIDATED STATEMENT
Form 10-Q                  Part I                             OF INCOME, EXPENSE AND
                                                              RETAINED EARNINGS FOR
                                                              THE FISCAL QUARTERS ENDED
                                                              Unaudited


                                                               Aug. 31, 2005  Aug. 31, 2004
                                                               -------------  -------------
REVENUES
   Interest                                                    $         0    $         0

             Total Revenues                                          8,000          2,000
             Cash                                                    1,162            947
                                                               -----------    -----------
EXPENSES
   Loan Repayment                                              $         0    $         0
   General and Administrative                                  $     2,372    $     2,138
   Professional Services                                             4,147          4,217
   Property, Payroll and Other Taxes                                     0          1,363
                                                               -----------    -----------
   Claim Fees                                                        5,623          4,400
                                                               -----------    -----------
                       NET (LOSS)                                  (12,142)       (11,171)
                       Retained Earnings Beginning of Period       (50,245        (33,897)
                                                               -----------    -----------

                        Retained Earnings at End of Period         (62,387)       (45,068)
                                                               -----------    -----------

   Average Shares Outstanding During Period                      5,987,261      5,987,261
                                                               -----------    -----------

NET GAIN (LOSS) PER SHARE                                           (0.010)        (0.007)



                     The accompanying notes are an integral
                         of these financial statements.
                    These financial statements are unaudited.

--------------------------------------------------------------------------------
EXCALIBUR INDUSTRIES                       MANAGEMENT'S DISCUSSION AND ANALYSIS
FORM 10-Q  8/31/05           PART 1        OF FINANCIAL CONDITION AND RESULTS OF
                                                        OPERATIONS
--------------------------------------------------------------------------------

ITEM 2


Material Changes in Financial Conditions

Y Resources of the corporation are extremely limited for a Corporation of its character.

Y Expenses of overseeing the Corporation's mineral properties and interests, while maintaining corporate viability, continue.

Material Changes in Results of Operations

         o    Registrant pays no wages.

         o    Registrant has no investments in interest-bearing accounts.

         o Payment for professional services varies with the timing of services rendered and is primarily paid to accountants for preparation of tax returns and the Annual 10-K report

         o Registrant has 44 unpatented mining claims in Wyoming for which yearly assessment fees are required by the U. S. Bureau of Land Management.



These financial statements are unaudited.

SECURITIES AND EXCHANGE COMMISSION
FORM 10Q -  EXCALIBUR INDUSTRIES - OCTOBER 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   .
NOTE A
o The information in this report is unaudited and includes the consolidated financial information of Excalibur Industries and its wholly owned subsidiary, Mountain West Mines, Inc.

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

                                                                   .
--------------------------------------------------------------------------------
EXCALIBUR INDUSTRIES
OTHER INFORMATION
FORM 10-Q     8/31/05   PART 2
--------------------------------------------------------------------------------



ITEM 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
a-c               None
d                 None


ITEM 6   Exhibits and Reports on Form 8-K
         --------------------------------
a                 None
b                 No reports on Form 8-K were filed during the quarter ending
                  August 31, 2005.




These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q                  Part II



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         EXCALIBUR INDUSTRIES
                                         (Registrant)



Date: October 3, 2005                    /s/ Joseph P. Hubert
      ---------------                    ----------------------------------
                                         Joseph P. Hubert
                                         President, Chief Executive Officer
                                         and Chairman of Board of Directors



Date: October 3, 2005                    /s/ Marguerite H. Emanuel
      ---------------                    ----------------------------------
                                         Marguerite H. Emanuel
                                         Secretary