Form 10-Q
period 2005-11-30
EXCALIBUR INDUSTRIES
filed 2005-12-14
CIK 201779

Microsoft Word 10.0.2627;
                              EXCALIBUR INDUSTRIES

                              Post Office Box 3551
                             Duluth, Minnesota 55803
               Telephone: (218) 724-4711 E-Mail: mhubert1@msn.com
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10 - Q

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OR
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended  November 30, 2005          Commission File Number 1-7602

                              EXCALIBUR INDUSTRIES
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       State or other jurisdiction of incorporation or organization: UTAH

                 IRS Employer Identification Number: 87-0292122

          Address or principal executive offices: Post Office Box 3551
                             Duluth, Minnesota 55803

                  Registrant's telephone Number: (218) 724-4711
                        E-Mail Address: mhubert1@msn.com

                                                           Name of each exchange
          Title of each class                               on which registered
---------------------------------------                    ---------------------
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

                    November 30, 2005 Common Shares 5,987,261


EXCALIBUR INDUSTRIES                                 CONSOLIDATED BALANCE SHEET
Form 10-Q   Part I         Unaudited
                                                     For the Periods Ending:


                                                             Nov. 30,     Aug. 31,
ASSETS                                                        2005          2005
                                                            ---------    ----------
   Cash, Savings Certificates, Treasury Bills               $   1,568    $   1,162
   Notes and Accounts Receivable                                    0            0
   Other Assets                                                     0            0
                                                            ---------    ---------
               Total Current Assets                         $   1,568    $   1,162

   Property, Equipment & Mineral Interests (See Note B)       103,701      103,701
   Less Accumulated Depreciation                               (3,661)      (3,661)
                                                            ---------    ---------
               Total Fixed and Other Assets                 $ 100,040    $ 100,040
                                                            ---------    ---------
                                                Deposits           60           60

                                   TOTAL ASSETS             $ 101,668    $ 101,262

LIABILITIES & SHAREHOLDERS' EQUITY

     Current Liabilities                                    $     100    $     100
     Other Liabilities oan from Stockholder                    23,286       19,000
                                                            ---------    ---------
   Common Stock 0 $.01 Par Value, Authorized 10,000,000
   Shares; 5,997,361 Shares issues; 5,987,361 Outstanding      59,974       59,974
   Paid-In Capital in excess of Par                            83,810       83,810
   Retained Earnings                                               10      (62,387)
   Treasury Stock                                                (105)        (105)
                                                            ---------    ---------
              Total Shareholders' Equity                       78,282       82,162

            TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $ 101,668    $ 101,262

                     The accompanying notes are an integral
                         of these financial statements.
                    These financial statements are unaudited.


EXCALIBUR INDUSTRIES                                 CONSOLIDATED STATEMENT
Form 10-Q         Part I                             OF INCOME, EXPENSE AND
                                                     RETAINED EARNINGS (DEFICIT)
                                                     PERIODS ENDED NOVEMBER 30

                                                                    2005           2004
                                                                -----------    -----------
REVENUES
   Interest                                                     $         0    $         0
             Total Revenues                                               0              0


  EXPENSES
   General and Administrative                                   $       911    $     1,375
   Professional Services                                                140            140
   Property, Payroll and Other Taxes                                    100              0
   Claim Fees                                                           450          1,121
                                                                -----------    -----------
                       NET (LOSS)                                    (1,601)        (2,636)
                       Retained Earnings Beginning of Period        (35,835        (45,068)

                           RETAINED EARNINGS AT END OF PERIOD       (34,234)       (35,835)

   Average Shares Outstanding During Period                       5,986,861      5,986,861
                                                                -----------    -----------

NET GAIN (LOSS) PER SHARE                                            (0.006)       (0.0059)


                     The accompanying notes are an integral
                         of these financial statements.
                    These financial statements are unaudited.

--------------------------------------------------------------------------------
EXCALIBUR INDUSTRIES                      MANAGEMENT'S DISCUSSION AND ANALYSIS
FORM 10-Q  11/30/05   PART 1              OF FINANCIAL CONDITION AND RESULTS OF
                                          OPERATIONS
--------------------------------------------------------------------------------


ITEM 2

Material Changes in Financial Conditions
----------------------------------------

o Resources of the corporation are extremely limited for a Corporation of its character.

o Expenses of overseeing the Corporation's mineral properties and interests, while maintaining corporate viability, continue.

Material Changes in Results of Operations
-----------------------------------------

o Registrant had no income of any kind during the fiscal quarter ending November 30, 2005.

o Registrant experienced no material change in its financial condition for the three months ended November 30, 2005 as compared to the same quarter ending August 31, 2005.

o    Registrant pays no wages.

o    Registrant has no investments in interest-bearing accounts.

o Payment for professional services varies with the timing of services rendered and is primarily paid to accountants for preparation of tax returns and the Annual 10-K report. No payments of this kind were made during the fiscal quarter ending November 30, 2005.

o Registrant has 45 unpatented mining claims in Wyoming for which yearly assessment fees are required by the U. S. Bureau of Land Management.

o These 45 unpatented mining claims are currently under a 30-day option to Uranerz Energy Corporation.

o On July 13, 2005, Judge Clarence Brimmer ruled in favor of the defendants, Power Resources, Pathfinder Mine, and the Cleveland-Cliffs Iron Company and dismissed with prejudice. The court also awarded legal fees and costs of $510,000.00.

     Lindquist & Vennum will file a Notice of Appeal Brief on December 6, 2005 to the U. S. Appellate Court in Denver, Colorado.

SECURITIES AND EXCHANGE COMMISSION
FORM 10Q -  EXCALIBUR INDUSTRIES - NOVEMBER 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   .
NOTE A
------

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

o Values for purposes of this financial statement as of November 30, 2005 and August 31, 2002.

                  Property and Equipment             $    2,354
                  Mining Equipment                   $    1,347
                  Interest in Mining Properties      $  108,106
                  Accumulated Depreciation           $   (3,661)

                           TOTAL                     $  108,146

These financial statements are unaudited.

--------------------------------------------------------------------------------
EXCALIBUR INDUSTRIES
OTHER INFORMATION
FORM 10-Q     11/30/05   PART 2
--------------------------------------------------------------------------------



ITEM 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
a-c               None
d                 None


ITEM 6   Exhibits and Reports on Form S-K
a                 None
b                 No reports on Form 8-K were filed during the quarter ending
                  November 30, 2005.




These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q                  Part II



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            EXCALIBUR INDUSTRIES
                                            --------------------
                                            (Registrant)



Date: December 14, 2005                     /s/ Joseph P. Hubert
      -------------------                   ------------------------------------
                                            President, Chief Executive Officer
                                            and Chairman of Board of Directors



Date: December 14, 2006                     /s/ Marguerite H. Emanuel
      -------------------                   ------------------------------------
                                            Marguerite H. Emanuel
                                            Secretary