Form 10-Q
period 2006-02-28
EXCALIBUR INDUSTRIES
filed 2006-03-13
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10 - Q

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OR
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended  February 28, 2006          Commission File Number 1-7602

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
                        E-Mail Address: mhubert1@msn.com

    Title of each class
      Common Stock                     Name of each exchange on which registered
--------------------------             -----------------------------------------
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

                    February 28, 2006 Common Shares 5,987,261


EXCALIBUR INDUSTRIES                                 CONSOLIDATED BALANCE SHEET
Form 10-Q   Part I         Unaudited
                                                              For the Periods Ending:


                                                           Feb. 28, 2006  Nov. 30, 2005
                                                            -----------    -----------
ASSETS
   Cash, Savings Certificates, Treasury Bills               $   200,933    $     1,568
   Notes and Accounts Receivable                                      0              0
   Other Assets                                                       0              0
                                                            -----------    -----------
               Total Current Assets                         $   200,933    $     1,568

   Property, Equipment & Mineral Interests (See Note B)         103,701        103,701
   Less Accumulated Depreciation                                 (3,661)        (3,661)
                                                            -----------    -----------
               Total Fixed and Other Assets                 $   100,041    $   100,040
                                                            -----------    -----------
                                                Deposits              0             60
                                   TOTAL ASSETS             $   300,974    $   101,668
                                                            ===========    ===========
LIABILITIES & SHAREHOLDERS' EQUITY
     Current Liabilities                                    $       100    $       100
     Other Liabilities    Loan from Stockholder                       0         23,286
   Common Stock 0 $.01 Par Value, Authorized 10,000,000
   Shares; 5,997,361 Shares issues; 5,987,361 Outstanding        59,974         59,974
   Paid-In Capital in excess of Par                              83,810         83,810
   Retained Earnings                                            165,309        (34,274)
   Treasury Stock                                                  (105)          (105)
                                                            -----------    -----------
              Total Shareholders' Equity                        250,532         78,282

            TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $   300,974    $   101,668
                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.
                    These financial statements are unaudited.

EXCALIBUR INDUSTRIES                                 CONSOLIDATED STATEMENT
Form 10-Q         Part I                             OF INCOME, EXPENSE AND
                                                     RETAINED EARNINGS (DEFICIT)

                                                     PERIODS ENDING:
                                                                Feb. 28, 2006  Feb. 28, 2005
                                                                -------------  -------------
REVENUES
   Interest                                                     $         0    $         0
             Total Revenues                                         249,985              0

  EXPENSES
   General and Administrative                                   $    33,942    $     1,449
   Professional Services                                                  0            152
   Property, Payroll and Other Taxes                                      0              0
   Claim Fees                                                        16,500              0
                                                                -----------    -----------
                       NET (LOSS)                                   (50,442)        (1,601)

                       Retained Earnings Beginning of Period        (34,234        (35,835)

                           RETAINED EARNINGS AT END OF PERIOD       165,309        (37,436)

   Average Shares Outstanding During Period                       5,986,361      5,986,361
                                                                -----------    -----------

NET GAIN (LOSS) PER SHARE                                             0.030        (0.0062)


   The accompanying notes are an integral part of these financial statements.
                    These financial statements are unaudited.

EXCALIBUR INDUSTRIES                       MANAGEMENT'S DISCUSSION AND ANALYSIS
FORM 10-Q  2/28/06   PART 1                OF FINANCIAL CONDITION AND RESULTS OF
                                           PERATIONS
--------------------------------------------------------------------------------


ITEM 2
Material Changes in Financial Conditions
----------------------------------------

     o Adverse 10th U. S. District Court ruling being appealed to the U. S. Court of Appeals 10th Circuit.

     p Six wholly owned prospects have been optioned to Uranerz Energy Corporation with payment of $250,000.00 advance royalty

     o The advance royalty payment is not subject to either State or Federal Taxes due to depletion and loss carry forward amount..

Material Changes in Results of Operations
-----------------------------------------

     o   Lindquist & Vennum has completed all requirements for MWM appeals.

     o   All loans have been repaid.

     o   Registrant pays no wages.

     o Payment for professional services are scheduled when required: i.e. 10-K report - tax returns and SEC filing fee.

     o Registrant has pre-paid the BLM yearly assessment fees for 2006, 2007, and 2008 as obligated by the Uranerz Energy Corporation Option & Agreement.

SECURITIES AND EXCHANGE COMMISSION
FORM 10Q -  EXCALIBUR INDUSTRIES - FEBRUARY 28, 2006

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

NOTE B
------

     o The company sold its real estate in Moab, Utah in 1993, and in lake County, Colorado in 2000 and in Ouray County, Colorado in 2003

     o Equipment includes capitalized acquisition costs of $2,354 on August 31, 2001 and on February 28, 2001.

     o The company sold its Red Mountain Colorado patented mining claims in June 2003.

     o The company optioned to Uranerz Energy Corporation its six Powder River prospects, retaining royalty and work commitments.

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

     o Values for purposes of this financial statement as of February 28, 2006 and November 30, 2005.

                 Property and Equipment              $   2,354
                  Mining Equipment                   $   1,347
                  Interest in Mining Properties      $ 108,106
                  Accumulated Depreciation           $  (3,661)
                           TOTAL                     $ 108,146

                   These financial statements are unaudited.

--------------------------------------------------------------------------------
EXCALIBUR INDUSTRIES
OTHER INFORMATION
FORM 10-Q     FEBRUARY 28, 2006      PART 2
--------------------------------------------------------------------------------

ITEM 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
a-c               None
d                 None


ITEM 6   Exhibits and Reports on Form S-K
         --------------------------------
a                 None
b                 No reports on  Form 8-K were filed during  the  quarter ending
                  February 28, 2006




                   These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q                  Part II



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             EXCALIBUR INDUSTRIES
                                             (Registrant)


Date: March 13, 2006                         /s/  Joseph P. Hubert
                                             ---------------------------
                                             Joseph P. Hubert
                                             President, Chief Executive Officer
                                             and Chairman of Board of Directors



Date: March 13, 2006                         /s/ Marguerite H. Emanuel
                                             ------------------------------
                                             Marguerite H. Emanuel
                                             Secretary