Form 10-K
period 2006-05-31
EXCALIBUR INDUSTRIES
filed 2006-08-08
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006            Commission file Number 1-7602

                              EXCALIBUR INDUSTRIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

State or other jurisdiction
of incorporation or organization:              UTAH

IRS Employer Identification Number:            87-0292122

Address of principal executive offices:        Post Office Box 3551
                                               Duluth, Minnesota 55803

Registrant's telephone number:                 (218) 724-4711

E-Mail Address:                                mhubert1@msn.com

Securities registered pursuant to Section 12 (b) of the Act:

    Title of Each Class               Name of each exchange on which registered
    -------------------               -----------------------------------------
    Common stock (Par value
        $0.01 per share)                                        None

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

                           Yes  [X]      No  [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of May 31, 2006, no bid or asked prices are available.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 31, 2006, the registrant had total outstanding shares of 5,987,261, $0.01 par value common stock.

Securities and Exchange Commission - Form 10K
Excalibur Industries - May 31, 2006
Page 2

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2006
Page 3

POWDER RIVER BASIN - WYOMING (Continued)

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

     The following projects subject to Area of Interest royalty  obligations are
     listed  in  the  Cameco   Corporation  2005  Annual  Information  Form  (in
     thousands):

                               Reserves                       Resources
                       -----------------------   ------------------------------------
                        Proven       Probable     Measured    Indicated     Inferred

Ruby Ranch     2005            0    5,500,000      600,000      100,000      200,000
               2002    3,089,000    1,706,000      862,000      581,000            0

Smith Ranch    2005    2,800,000    8,300,000      100,000    5,000,000      900,000
               2002    6,681,000   13,711,000    1,264,000      133,000    4,295,000

North Butte/
Brown          2005            0    8,500,000    1,900,000    6,300,000    1,000,000
               2002    8,415,000    9,659,000    5,611,000    1,367,000    1,367,000

Ruth           2005            0    1,700,000      200,000      200,000      400,000
               2002            0            0            0    2,065,000            0

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2006
Page 4

POWDER RIVER BASIN - WYOMING (Continued)
----------------------------------------

                                            Reserves                     Resources
                                   -----------------------  -------------------------------------
                                    Proven       Probable    Measured    Indicated     Inferred



Reynolds Ranch             2005            0            0    4,500,000    7,000,000    4,900,000
                           2000            0            0    2,654,000    7,791,000    7,442,000

Northwest Unit             2005            0            0            0    2,300,000      500,000
                           2000            0            0            0    2,360,000    1,093,000

Highland                   2005    1,800,000    2,700,000    1,700,000      100,000    2,000,000
                           2002    2,970,000    5,059,000    2,212,000    2,972,000    1,977,000

                           2005    4,600,000   26,700,000    9,000,000   21,000,000    9,900,000
                           2002   21,155,000   30,135,000   12,603,000   17,269,000   16,174,000

     Cameco  Annual Report of 2002 showed all category  poundage of  98,000,000:
     Annual Report of 2005 showed all category poundage of 70,000,000.

     Note: North Butte/Brown has no Proven Reserves in 2005: 8,500,000 in 2002.

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

E. Uranerz Energy Corporation - Vancouver, BC Canada (not to be confused with Uranerz USA) on December 9, 2005, Excalibur optioned its 44 unpatented mining claims in Powder River to Uranerz Energy. Option term is three years, with the commitment of $750,000.00 field expenditures and an advance royalty payment of $250,000.00. Excalibur is very fortunate in securing the extensive expertise of Uranerz management and ISL operations.

F. Excalibur's 7,000,000-foot (+) drill hole library covering over 500 square miles of the Powder River Basin could prove invaluable in a profitable uranium market.

                                 SILVER REPORT

The Trust for Public Land exercised its option to purchase 18 patented mining claims (158 acres) in Ouray County, Colorado for the sum of $100,000, on June 16, 2003. Excalibur has no further interest in the silver business.

Excalibur is natural resource oriented. In the past its activities have consisted of acquisition, mining and sale of mineral properties. Currently total interest is centered on its holdings within the Powder River Uranium District of Wyoming. Optimism is found in the current recent price of uranium $43.00/LB.(+) and the advent of the litigation.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2006
Page 5

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

         North Butte Deposit Area
         ------------------------
         Pfister Patent - 49-77-0019             222.420 acres
         Brown Patent -   49-77-0022             730.016 acres
                                                 -------
                                                                 52.436 acres

         Surface acres included
         with mineral acres                      309.000 acres

         Greasewood Creek Deposit Area
         Greasewood Creek Patent - 49-75-0068    646.596 acres
         Surface areas                             0.000 acres

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2006
Page 6

ITEM 2 - PROPERTIES (Continued)
-------------------------------

In May 1991, failing the contractual obligation of furnishing Excalibur with prior written notification, Pathfinder Mines, Inc., subsidiary of Cogema-France, purchased Uranerz' Powder River Uranium holdings along with the remaining portion of MWM advance royalty. This transaction subjected Pathfinder to the terms and conditions as outlined in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs. Subsequently, Pathfinder assumed the Christianson Ranch ISL operation and failed to make Area of Interest royalty payments to Excalibur. Cogema has recently resumed production at Christianson Ranch. Pathfinder purchased from Everest Exploration its 25% interest in the Highland Uranium Project.

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

In 2001, failing the contractual obligation of furnishing Excalibur with prior written notification, Pathfinder Mines Inc. (Cogema) executed Special Warranty Deeds with Cameco Corporation (Canada) through its wholly owned subsidiary Power Resources Inc., transferring Pathfinder's Powder River uranium holdings. Camecos' acquisition of that portion of Pathfinder's mineral properties acquired from the Uranerz/Cliffs contract, commits Cameco and its wholly owned subsidiary Power Resources Inc. to a second acknowledgment to the terms and conditions in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs. These mineral lands are within the Area of Interest and are subject to a 4% yellow cake gross royalty in addition to the royalty obligations inherent in their title. The Special Warranty Deed grants Pathfinder a royalty interest in these deposits contrary to the MWM/Cliffs agreement provisions which required no liens of any kind.

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2006
Page 7

     Deposit Area    Average Depth    Indicated Resource    Potential Resource
     ------------    -------------    ------------------    ------------------
     Verna Ann             580'            701,000#             1,500,000#
     Niles Ranch           450'            270,000#               600,000#
     Hank                  420'            600,000#             2,000,000#
     Willow Creek          600'            850,000#             2,000,000#
     Doughstick            540'               --                6,000,000#
     Nichols Rancy         590'          3,500,000#             4,500,000#

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

Linquist & Vennum P.L.L.P. is a national law firm of nearly 200 attorneys that has, for the past two years, researched and examined our position and agreed to represent Mountain West Mines, Inc. on a contingency basis. The legal team is headed by Mr. Harold G. Morris, Jr., Esq.

A non-jury trial in the U. S. District Court for the District of Wyoming was set for August 15, 2005 before the Honorable Clarence A. Brimmer in Cheyenne, Wyoming.

On May 27, 2005, Judge Beaman dismissed our complaint. Response filed June 9, 2005. On July 13, 2005 Judge Brimmer dismissed our complaint and fined Excalibur $500,000.00 court costs - frivolous action penalty. Lindquist and Vennum's Mr. Morris filed our appeal on December 6, 2005 in the U. S. Court of Appeals 10th Circuit - to date, no response.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

(a-d) No matters were submitted to a vote of security holders during the quarter ended May 31, 2006 through solicitation of proxies or otherwise. The last annual shareholder's meeting of the Company was held November 15, 2005.

Securities Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2006
Page 8

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2006
Page 9

ITEM 6 - SELECTED FINANCIAL DATA FOR THE YEARS ENDED MAY 31:

                                        2006            2005           2004           2003           2002
                                     -----------    -----------    -----------    -----------    -----------

Total Revenues                       $   250,000    $         0    $         0    $         0    $         0

Total Operating Expense                   43,723         16,248         38,141         13,861         17,372
                                     -----------    -----------    -----------    -----------    -----------

     Income (Loss) from Operations       206,277        (16,248)       (38,141)       (13,861)       (17,372)

Other Income (Expense)                     1,118              0              0         (9,352              0
                                     -----------    -----------    -----------    -----------    -----------

    Income (Loss) -
        Before Income Taxes              207,395        (16,248)       (38,141)       (23,213)       (17,372)

Provision For Income Taxes                   100            100            100            100            100
                                     -----------    -----------    -----------    -----------    -----------

    Net Income (Loss) Before
        Extraordinary Gain               207,295        (16,348)       (38,241)       (23,313)       (17,472)

Extraordinary Gain                             0              0         89,478              0              0
                                     -----------    -----------    -----------    -----------    -----------

    Net Income (Loss)                    207,295        (16,348)        51,237        (23,313)       (17,472)

Retained Earnings (Deficit)
    Beginning of Year                    (50,245)       (33,897)       (85,134)       (61,821)       (44,349)
                                     -----------    -----------    -----------    -----------    -----------

Retained Earnings (Deficit)
    End of Year                      $   157,050    $   (50,245)   $   (33,897)   $   (85,134)   $   (61,821)
                                     ===========    ===========    ===========    ===========    ===========

Average Shares of Common
    Stock Outstanding                  5,987,261      5,987,261      5,987,261      5,987,261      5,987,261
                                     ===========    ===========    ===========    ===========    ===========

Net Income (Loss) Per Share
    of Common Stock                  $    0.0346    $   (0.0027)   $   (0.0085)   $   (0.0039)   $   (0.0029)
                                     ===========    ===========    ===========    ===========    ===========

Total Assets -
     End of Year                     $   300,829    $   105,414    $   111,145    $   108,597    $   110,958
                                     ===========    ===========    ===========    ===========    ===========

Long-Term Obligations                $         0    $    11,000    $         0    $    49,852    $    29,000
                                     ===========    ===========    ===========    ===========    ===========

Cash Dividends Declared
    Per Share of
    Common Stock                     $         0    $         0    $         0    $         0    $         0
                                     ===========    ===========    ===========    ===========    ===========

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2006
Page 10

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

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE
-----------------------------------------------------

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2006
Page 11

                         ACCOUNTANTS' COMPILATION REPORT



To the Board of Directors and Stockholders
Excalibur Industries

We have compiled the accompanying consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc. as of May 31, 2006, 2005, and 2004, and the related consolidated statements of operations and changes in retained earnings (deficit), and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


Maxfield Peterson, P.C.
---------------------------
Grand Junction, Colorado
June 29, 2006

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2006
Page 12

                           Consolidated Balance Sheets
                           May 31, 2006, 2005 and 2004
                                   (Unaudited)

                                                                 2006           2005            2004
                                                             -----------    -----------    -----------
Current Assets
  Cash and cash equivalents                                  $   200,729    $     5,314    $    11,045
Property and Equipment
  Mining properties and interests                                100,000        100,000        100,000
  Furniture and fixtures                                           2,354          2,354          2,354
  Mining equipment                                                 1,347          1,347          1,347
                                                             -----------    -----------    -----------
                                                                 103,701        103,701        103,701
  Accumulated depreciation                                        (3,661)        (3,661)        (3,661)
                                                             -----------    -----------    -----------

              Total Property and Equipment                       100,040        100,040        100,040
                                                             -----------    -----------    -----------

Other Assets
  Deposits                                                            60             60             60
                                                             -----------    -----------    -----------

              Total Assets                                   $   300,829    $   105,414    $   111,145
                                                             ===========    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Income tax payable                                         $       100    $       100    $     1,363
                                                             -----------    -----------    -----------

Other Liabilities
  Loans from stockholder                                            --           11,000           --
  Accrued interest - loans from stockholder                         --              880           --
  Option to sell mining claims                                      --             --             --
                                                             -----------    -----------    -----------

              Total Other Liabilities                               --           11,880           --
                                                             -----------    -----------    -----------


              Total Liabilities                                      100         11,980          1,363
                                                             -----------    -----------    -----------

Stockholders' Equity
  Common stock - $.01 par value,
    authorized 10,000,000 shares,
    issued 5,997,361 shares including
    shares in treasury                                            59,974         59,974         59,974
  Capital received in excess of par value                         83,810         83,810         83,810
  Retained earnings (deficit)                                    157,050        (50,245)       (33,897)
  Treasury Stock, 10,100 shares at cost                             (105)          (105)          (105)
                                                             -----------    -----------    -----------

              Total Stockholders' Equity                         300,729         93,434        109,782
                                                             -----------    -----------    -----------

              Total Liabilities
              and Stockholders' Equity                       $   300,829    $   105,414    $   111,145
                                                             ===========    ===========    ===========

See accompanying notes and accountants' compilation report.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2006
Page 13

Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
                    Years Ended May 31, 2006, 2005 and 2004
                                   (Unaudited)

                                                          2006            2005           2004
                                                       -----------    -----------    -----------
Revenues
  Royalties                                            $   250,000    $      --      $      --
                                                       -----------    -----------    -----------

Operating Expenses
  Mining and related expenses                                 --             --             --
  General and administrative                                43,723         16,248         38,141
                                                       -----------    -----------    -----------

              Total Operating Expenses                      43,723         16,248         38,141
                                                       -----------    -----------    -----------


              (Loss) From Operations                       206,277        (16,248)       (38,141)

Other Income (Expense)
  Interest Expense                                          (1,406)          --             --
  Interest Income                                            2,524           --             --
                                                       -----------    -----------    -----------

              (Loss) Before Income Taxes                   207,395        (16,248)       (38,141)

Provision For Income Taxes                                     100            100            100
                                                       -----------    -----------    -----------


              (Loss) Before Extraordinary Gain             207,295        (16,348)       (38,241)

Extraordinary Gain
  Gain from sale of mining claims, net of income tax          --             --           89,478
                                                       -----------    -----------    -----------


              Net Income (Loss)                            207,295        (16,348)        51,237

Retained Earnings (Deficit) - Beginning of Year            (50,245)       (33,897)       (85,134)
                                                       -----------    -----------    -----------


Retained Earnings (Deficit) - End of Year                  157,050    $   (50,245)   $   (33,897)
                                                       ===========    ===========    ===========

Net Income (Loss) Per Share of Common Stock            $    0.0346    $   (0.0027)   $   (0.0085)
                                                       ===========    ===========    ===========

Outstanding Number of Common Shares                      5,987,261      5,987,261      5,987,261
                                                       ===========    ===========    ===========


See accompanying notes and accountants' compilation report.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2006
Page 14

                      Consolidated Statements of Cash Flows
                     Years Ended May 31, 2005, 2004 and 2003
                                   (Unaudited)


                                                                   2004                2006           2005
                                                               -----------         -----------    -----------
Cash Flows From Operating Activities
   Net income (loss)                                          $   207,295)         $   (16,348)  $    51,237
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
        Extraordinary gain (expense) before income tax                --                  --          (90,471)
        Increase (Decrease) in:
          Income tax payable                                          --                (1,263)         1,263
           Accrued interest - loans to shareholder                    (880)                880         (9,352)
                                                               -----------         -----------    -----------

                  Net Cash Used By Operating
                     Activities                                    206,415            (16,731)       (47,593)
                                                               -----------         -----------    -----------

Cash Flows From Investing Activities
   Sale of mining claims                                              --                  --           98,847
   Option to sell mining claims                                       --                  --             (100)
                                                               -----------         -----------    -----------

                  Net Cash Provided By Investing
                     Activities                                       --                  --           98,747
                                                               -----------         -----------    -----------

Cash Flows From Financing Activities
   Loans from shareholders
     Additions                                                       --                 11,000           --
     Reductions                                                   (11,000)                --          (40,500)
   Capital Stock transactions:
     Share repurchases                                                --                  --             --
                                                               -----------         -----------    -----------

                  Net Cash Provided (Used) By
                     Financing Activities                          (11,000)             11,000        (40,500)
                                                               -----------         -----------    -----------

                  Net Increase (Decrease) In Cash                  195,415              (5,731)        10,654

Cash - Beginning of Year                                             5,314              11,045            391
                                                               -----------         -----------    -----------

Cash - End of Year                                             $   200,729         $     5,314    $    11,045
                                                               ===========         ===========    ===========


Supplemental Disclosures
   Income taxes paid                                           $       100         $     1,363    $       100
   Interest Paid                                                     2,286                --            9,352

See accompanying notes and accountants' compilation report.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2006
Page 15

Notes to Consolidated Financial Statements
(Unaudited)


Note 1 - Summary of Significant Accounting Policies Consolidation
-----------------------------------------------------------------

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

     Earnings Per Share
     ------------------

     Earnings per share of common stock are computed using the weighted average number of common shares outstanding during the period. Primary and full diluted earnings per share are shown as the same figure if the dilutive effect of any common stock equivalents or convertible securities are less than three percent. The Company currently has no dilative equivalents.

     Cash and Cash Equivalents
     -------------------------

     For the purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2006
Page 16

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

     A summary of capitalized costs in the above properties as of May 31, 2006, 2005 and 2004 follows:


                                              2006          2005         2004
                                          ---------     ---------     ---------

        Uranium                           $ 100,000     $ 100,000     $ 100,000
                                          =========     =========     =========

Note 3 - General and Administrative Expense
-------------------------------------------

     General and administrative expenses for the years ended May 31, 2006, 2005 and 2004 follows:


                                              2006          2005         2004
                                          ---------     ---------     ---------

        Salaries                          $   --        $   --        $   --
        Contract labor                      10,000          --            --
        Reports and publications               722         1,659         1,447
        Professional                         3,291         4,368        27,852
        Telephone, office supplies
          and other                         29,710        10,221         8,842
                                          ---------     ---------     ---------


               Total                      $ 43,723      $ 16,248      $ 38,141
                                          =========     =========     =========

Securities and Exchange Commission - form 10-K
Excalibur Industries - May 31, 2006
Page 17

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Income Taxes
---------------------

     Currently, no deferred income taxes payable (or receivable) are recognized as a result of timing differences in reporting income for financial accounting and tax purposes.

     As of May 31, 2006, the Company has loss carry forwards of approximately $81,000 for Federal tax purposes and $22,000 for State tax purposes that may be offset against future taxable income (expiring on various dates through 2024). During the fiscal year ending May 31, 2006, the Company was able to utilize loss carryforwards of $153,000 to eliminate its tax liability for the current year. A deferred tax benefit has not been recognized in the accompanying balance sheet due to the uncertainty of any future taxable income. In addition, deferred income taxes are not affected as a result of statutory depletion deductions taken for tax purposes.

Note 5 - Gain From Sale of Mining Claims
----------------------------------------

     During the year ended May 31, 2004, patented mining claims in Ouray, County, Colorado were sold for $100,000.

Note 6 - Litigation and Contingencies
-------------------------------------

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

     On May 27, 2005, this complaint was dismissed; however, the Company filed a plaintiffs' objection to this finding on June 9, 2005. The court dismissed the Company's complaint and fined the Company $500,000 for a frivolous action penalty. The Company believes that this find is without merit and filed an appeal on December 6, 2005. The Company intends to vigorously defend its position and further believes that the fine will be overturned and accordingly, no provision has been made in the accompanying financial statements relating to this matter.

Note 7 - Operating Funds
------------------------

     Company management has developed a plan to reduce or delay administrative costs to insure that the Company will continue to meet its obligations during the coming year, as well as a plan to obtain additional operating funds, if needed, through the sale of certain of its mining properties.

     In the interim,  Joseph P. Hubert,  President  and major  stockholder,  has agreed to advance operating funds as needed, until other funds are available. During the year ended May 31, 2006, Mr. Huburt advanced $10,000 to the Company and the Company repaid Mr. Hubert's loan totaling $21,000 plus interest.

Securities and Exchange commission - Form 10-K
Excalibur Industries - May 31, 2006
Page 18

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------

     None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

(a, b & e)             Name                Age                    Position
              ---------------------        ---     ------------------------------------------
              Joseph P. Hubert              75     President, Chief Executive Officer and
                                                   Chairman of Board of Directors

              Jack D. Powers                80     Vice-President and Director

              Joseph C. Kellogg             80     Vice-President/Treasurer and Director

              Marguerite Emanuel            73     Secretary

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

     Joseph C. Kellogg was elected to the Vice-President/Treasurer at the 2005 Annual Meeting and following director Meeting. Mr. Kellogg is a University of Minnesota graduate 1951 B. S. Civil Engineering Degree. Founder of Kellogg Corporation 1970, a management service to the mining and construction industry in over 2,500 projects for 1,000 clients in 47 states and 18 foreign countries.

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2006
Page 19

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)
------------------------------------------------------------------------

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

ITEM 11 - MANAGEMENT REMUNERATION
---------------------------------

     Excalibur and Mountain West Mines, Inc., has no employees or payroll and pays no regular compensation to management. However, during the year ended May 31, 2006, the Company paid its Corporate Secretary $10,000 in recognition of her prior contributions to the Company. In addition, the Company pays medical insurance for its President and reimburses management for business expenses.

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
                             Layton, UT 84041                                                  Direct

*Includes 24,000 shares owned by Allen Nugent's wife, and 24,000 shares owned by Allen E. Nugent, son of Claude E. Nugent.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2005
Page 20

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (Continued)
--------------------------------------------------------------------------------

(b) Security Ownership of Management:

                                                                     *Amount and         Percent
                                                                     Nature of           of class
                             Name and Address                        Beneficial          as of
     Title of Class          of Beneficial Owner                     Ownership           5/31/05
     --------------          -------------------------------         --------------      -------

     Common                  Joseph P. Hubert                        1,179,000           19.69%

     Common                  Jack D. Powers                             25,000             .42%

     Common                  Dawn L. Carpenter                          40,000             .70%

     Common                  Marguerite Emanuel                        100,000            1.68%

     Common                  Directors and Officers Group            1,356,500           22.40%

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

(b) Certain Business Relationships
     None

(c) Indebtedness of Management
     None

(d) Transactions with Promoters
     None

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K
---------------------------------------------------------------------------

(a) 1. Unaudited Consolidated Financial Statements for the fiscal years ended May 31, 2006, 2005 and 2004, including:

            Accountants' Compilation Report
            Consolidated Balance Sheets
            Consolidated Statements of Operations and Changes
              in Retained Earnings (Deficit)
            Consolidated Statement of Cash Flows
            Notes to Consolidated Financial Statements

2.   None

3.   None

(b)  No reports on Form 8-K have been filed during the quarte ended May 31, 2006

(c)  None

(d)  None

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2006
Page 21


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date   July 27, 2006        By  /s/ Joseph P. Hubert
     ----------------------   --------------------------------------------------
                                 Joseph P. Hubert
                                 President, Chief Executive Officer
                                 and Chairman of Board of Directors


Date   August 3, 2006       By  /s/ Jack D. Powers
     ---------------------    --------------------------------------------------
                                 Jack D. Powers
                                 Vice-President and Director