Form 10-Q
period 2006-08-31
EXCALIBUR INDUSTRIES
filed 2006-09-21
CIK 201779

--------------------------------------------------------------------------------
                                   FORM 10 - Q
      For the Quarter ended AUGUST 31, 2006 Commission File Number 1-7602
--------------------------------------------------------------------------------



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

                     August 31, 2006 Common Shares 5,986,261


EXCALIBUR INDUSTRIES                                 CONSOLIDATED BALANCE SHEET
Form 10-Q   Part I                                   Unaudited
                                                     For the Periods Ending:

----------------------------------------------------------------------------------------------

                                                                  Aug. 31, 2006   May 31, 2006
                                                                   -----------    -----------
ASSETS
   Cash, Savings Certificates, Treasury Bills                      $   201,153    $   200,729
   Notes and Accounts Receivable                                             0              0
   Other Assets                                                              0              0
                                                                   -----------    -----------
               Total Current Assets                                $   201,153    $   200,729
                                                                   -----------    -----------

   Property, Equipment & Mineral Interests (See Note B)                103,701        103,701
   Less Accumulated Depreciation                                        (3,661)        (3,661)
                                                                   -----------    -----------
               Total Fixed and Other Assets                        $   100,040    $   100,040
                                                                   -----------    -----------
                                             Deposits                       60             60
                                                                   -----------    -----------
                                   TOTAL ASSETS                    $   301,193    $   300,829
                                                                   ===========    ===========

LIABILITIES & SHAREHOLDERS' EQUITY
     Current Liabilities                                           $       100    $       100
     Other Liabilities Loan from Stockholder                                 0              0
                                                                   -----------    -----------
  Common Stock 0 $.01 Par Value, Authorized 10,000,000
   Shares; 5,997,361 Shares issues; 5,987,361 Outstanding               59,974         59,974
   Paid-In Capital in excess of Par                                     83,810         83,810
   Retained Earnings                                                   155,720        157,050
   Treasury Stock                                                         (105)          (105)
                                                                   -----------    -----------
              Total Shareholders' Equity                               301,193        300,729
                                                                   -----------    -----------

  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                         $   301,193    $   300,829
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


EXCALIBUR INDUSTRIES                                 CONSOLIDATED STATEMENT
Form 10-Q                  Part I                    OF INCOME, EXPENSE AND
                                                     RETAINED EARNINGS FOR
                                                     THE FISCAL QUARTERS ENDED
                                                     Unaudited


                                                              Aug. 31, 2006  Aug. 31, 2005
                                                              -------------  -------------
REVENUES
   Interest                                                    $         0    $         0
             Total Revenues                                        196,398          8,000
             Cash                                                    4,755          1,162
                                                               -----------    -----------
EXPENSES
    Loan Repayment                                             $         0    $         0
   General and Administrative                                  $       978    $     2,372
   Professional Services                                               252          4,147
   Property, Payroll and Other Taxes                                   100              0
                                                               -----------    -----------
   Claim Fees                                                            0          5,623
                                                               -----------    -----------
                       NET (LOSS)                                   (1,330)       (12,142)
                       Retained Earnings Beginning of Period       155,050        (50,245)

                        Retained Earnings at End of Period         155,720        (62,387)

   Average Shares Outstanding During Period                      5,987,261      5,987,261
                                                               -----------    -----------

NET GAIN (LOSS) PER SHARE                                            0.034         (0.010)
                                                               ===========    ===========



      The accompanying notes are an integral of these financial statements.
                    These financial statements are unaudited.

--------------------------------------------------------------------------------
EXCALIBUR INDUSTRIES                       MANAGEMENT'S DISCUSSION AND ANALYSIS
FORM 10-Q  8/31/06           PART 1        OF FINANCIAL CONDITION AND RESULTS OF
                                           OPERATIONS
--------------------------------------------------------------------------------




ITEM 2

Material Changes in Financial Conditions
----------------------------------------

o Resources of the corporation are extremely limited for a Corporation of its character.

o Expenses of overseeing the Corporation's mineral properties and interests, while maintaining corporate viability, continue.

o The adverse 10th District Court ruling with its $510,000.00 Judgment has been set for oral argument on September 26, 2006 before the United States Court of Appeals for the 10th Circuit.

Material Changes in Results of Operations
-----------------------------------------

o    Registrant pays no wages.

o    Registrant has no investments in interest-bearing accounts.

o Payment for professional services varies with the timing of services rendered and is primarily paid to accountants for preparation of tax returns and the Annual 10-K report

o Registrant has 44 unpatented mining claims in Wyoming for which yearly assessment fees are required by the U. S. Bureau of Land Management. Fees have been paid forward to 2008. Uranerz Energy Corporation has a 3-year option on all 44 mining claims.




These financial statements are unaudited.

SECURITIES AND EXCHANGE COMMISSION
FORM 10Q -  EXCALIBUR INDUSTRIES - OCTOBER 31, 2006
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

--------------------------------------------------------------------------------
EXCALIBUR INDUSTRIES
OTHER INFORMATION
FORM 10-Q     8/31/06   PART 2
--------------------------------------------------------------------------------



ITEM 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
a-c               None
d                 None


ITEM 6   Exhibits and Reports on Form S-K
a                 None
b                 No reports on Form 8-K were filed during the quarter ending
                  August 31, 2006.




These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q                  Part II



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         EXCALIBUR INDUSTRIES
                                         (Registrant)


       September 21, 2006                /s/ Joseph P. Hubert
Date: -------------------                ----------------------------------
                                         Joseph P. Hubert
                                         President, Chief Executive Officer
                                         and Chairman of Board of Directors



       September 20, 2006                /s/ Marguerite H. Emanuel
Date: -------------------                ----------------------------------
                                         marguerite H. Emanual
                                         Secretary