Form 10-Q
period 2006-11-30
EXCALIBUR INDUSTRIES
filed 2006-12-13
CIK 201779

--------------------------------------------------------------------------------
                                   FORM 10 - Q

For the Quarter ended  NOVEMBER 30, 2006              Commission File Number
                                                              1-7602
--------------------------------------------------------------------------------



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

                   November 30, 2006 - Common Shares 5,986,261


EXCALIBUR INDUSTRIES                   CONSOLIDATED BALANCE SHEET
Form 10-Q   Part I                              Unaudited
                                         For the Periods Ending:


                                                                  Nov. 30, 2006  Aug. 31, 2006
                                                                  -------------  -------------
 ASSETS
  Cash, Savings Certificates, Treasury Bills                      $   197,225    $   201,153
   Notes and Accounts Receivable                                             0              0
   Other Assets                                                              0              0
                                                                   -----------    -----------
               Total Current Assets                                $   197,225    $   201,153

   Property, Equipment & Mineral Interests (See Note B)                103,701        103,701
   Less Accumulated Depreciation                                        (3,661)        (3,661)
                                                                   -----------    -----------
               Total Fixed and Other Assets                        $   100,040    $   100,040
                                                                   -----------    -----------
                 Deposits                                                   60             60
                                   TOTAL ASSETS                    $   297,325    $   301,193


LIABILITIES & SHAREHOLDERS' EQUITY
     Current Liabilities                                           $       100    $       100
     Other Liabilities - Loan from Stockholder                               0              0
                                                                   -----------    -----------
  Common Stock 0 $.01 Par Value, Authorized 10,000,000
   Shares; 5,997,361 Shares issues; 5,987,361 Outstanding               59,974         59,974
   Paid-In Capital in excess of Par                                     83,810         83,810
   Retained Earnings                                                   151,852        155,720
   Treasury Stock                                                         (105)          (105)
                                                                   -----------    -----------
              Total Shareholders' Equity                               297,325        301,193

  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                         $   297,325    $   301,193

   The accompanying notes are an integral part of these financial statements.
                    These financial statements are unaudited.


EXCALIBUR INDUSTRIES                                 CONSOLIDATED STATEMENT
Form 10-Q                  Part I                    OF INCOME, EXPENSE AND
                                                     RETAINED EARNINGS FOR
                                                     THE FISCAL QUARTERS ENDED
                                                     Unaudited


                                                             Nov. 30, 2006   Nov. 30, 2005
                                                             -------------   -------------
REVENUES
   Interest                                                    $         0    $         0
             Total Revenues                                              0              0
             Cash                                                    1,651              0
                                                               -----------    -----------
EXPENSES
   Loan Repayment                                              $         0    $         0
   General and Administrative                                  $     2,068    $       911
   Professional Services                                             3,925            140
   Property, Payroll and Other Taxes                                   100            100
                                                               -----------    -----------
   Claim Fees                                                            0            450
                                                               -----------    -----------
                       NET (LOSS)                                   (7,744)        (1,601)
                       Retained Earnings Beginning of Period       (34,234        (35,835)
                       Retained Earnings at End of Period          151,852        (34,234)

   Average Shares Outstanding During Period                      5,986,261      5,986,261
                                                               -----------    -----------

NET GAIN (LOSS) PER SHARE                                            0.034         (0.006)





                     The accompanying notes are an integral
                         of these financial statements.
                    These financial statements are unaudited.

--------------------------------------------------------------------------------
EXCALIBUR INDUSTRIES                       MANAGEMENT'S DISCUSSION AND ANALYSIS
FORM 10-Q  11/30/06           PART 1       OF FINANCIAL CONDITION AND RESULTS OF
                                           OPERATIONS
--------------------------------------------------------------------------------

ITEM 2

Material Changes in Financial Conditions
----------------------------------------

     o Resources of the corporation are extremely limited for a Corporation of its character.

     o   Expenses  of  overseeing  the  Corporation's   mineral  properties  and
         interests, while maintaining corporate viability, continue.

     o On May 13, 2005, the 10th District Court Magistrate Court hearing ruled for the defendants (The Cleveland-Cliffs Iron Co., Power Resources and Pathfinder Mines Corp.) with a $510,000.00 Judgment for their costs. On September 26, 2006, the 10th District Court of Appeals heard oral arguments. Ruling was upheld.

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

SECURITIES AND EXCHANGE COMMISSION
FORM 10Q -  EXCALIBUR INDUSTRIES - NOVEMBER 30, 2006
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

--------------------------------------------------------------------------------
EXCALIBUR INDUSTRIES
OTHER INFORMATION
FORM 10-Q     11/30/06   PART 2
--------------------------------------------------------------------------------



ITEM 4  Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
a-c     None
d       None


ITEM 6  Exhibits and Reports on Form S-K
------  --------------------------------
a       None
b No reports on Form 8-K were filed during the quarter ending November 30, 2006.




These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q                  Part II



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             EXCALIBUR INDUSTRIES
                                             (Registrant)



Date: December 14, 2006                      /s/ Joseph P. Hubert
                                             -----------------------------------
                                             Joseph P. Hubert
                                             President, Chief Executive Officer
                                             and Chairman of Board of Directors



Date: December 14, 2006                      /s/ Marguerite H. Emanuel
                                             -----------------------------------
                                             Marguerite H. Emanuel
                                             Secretary