Form 10-Q
period 2007-02-28
EXCALIBUR INDUSTRIES
filed 2007-03-16
CIK 201779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10 - Q

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OR
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended  February 28, 2007           Commission File Number 1-7602

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

                    February 28, 2007 Common Shares 5,987,261


EXCALIBUR INDUSTRIES                CONSOLIDATED BALANCE SHEET
Form 10-Q   Part I         Unaudited
                                                             For the Periods Ending:


                                                              Feb. 28,       Nov. 30,
ASSETS                                                          2007           2006
                                                            -----------    -----------
   Cash, Savings Certificates, Treasury Bills               $   198,698    $   197,225
   Notes and Accounts Receivable                                      0              0
   Other Assets                                                       0              0
                                                            -----------    -----------
               Total Current Assets                         $   198,698    $   197,225

   Property, Equipment & Mineral Interests (See Note B)         103,701        103,701
   Less Accumulated Depreciation                                 (3,661)        (3,661)
                                                            -----------    -----------
               Total Fixed and Other Assets                 $   100,040    $   100,040
                                                            -----------    -----------
                                                Deposits             60             60

                                   TOTAL ASSETS             $   298,798    $   297,325

LIABILITIES & SHAREHOLDERS' EQUITY
     Current Liabilities                                    $       100    $       100
     Other Liabilities - Loan from Stockholder                        0              0
                                                            -----------    -----------
   Common Stock 0 $.01 Par Value, Authorized 10,000,000
   Shares; 5,997,361 Shares issues; 5,987,361 Outstanding        59,974         59,974
   Paid-In Capital in excess of Par                              83,810         83,810
   Retained Earnings                                            150,483        151,852
   Treasury Stock                                                  (105)          (105)
                                                            -----------    -----------
              Total Shareholders' Equity                        298,798        297,325

            TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $   298,798    $   297,325
                                                            -----------    -----------


      The accompanying notes are an integral of these financial statements.
                    These financial statements are unaudited.


EXCALIBUR INDUSTRIES                 CONSOLIDATED STATEMENT
Form 10-Q         Part I             OF INCOME, EXPENSE AND
                                   RETAINED EARNINGS (DEFICIT)

                                                                PERIODS ENDING:


                                                                  Feb. 28,       Feb. 28,
                                                                    2007           2006
                                                                -----------    -----------
REVENUES
   Interest                                                     $         0    $         0

             Total Revenues                                         198,698        249,985


  EXPENSES
   General and Administrative                                   $     1,129    $    33,942
   Professional Services                                                140              0
   Property, Payroll and Other Taxes                                    100              0
   Claim Fees                                                             0         16,500
                                                                -----------    -----------
                       NET (LOSS)                                    (1,369)       (50,442)
                       Retained Earnings Beginning of Period        151,852        (34,234)

                           RETAINED EARNINGS AT END OF PERIOD       150,483        165,309

   Average Shares Outstanding During Period                       5,986,261      5,986,261
                                                                -----------    -----------

NET GAIN (LOSS) PER SHARE                                             0.030          0.030


   The accompanying notes are an integral part of these financial statements.
                   These financial statements are unaudited.

--------------------------------------------------------------------------------
EXCALIBUR INDUSTRIES           MANAGEMENT'S DISCUSSION AND ANALYSIS
FORM 10-Q  2/28/07   PART 1    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


ITEM 2
Material Changes in Financial Conditions
----------------------------------------

o On November 22, 2006, the U. S. Court of Appeals affirmed the 10th U. S. District Court adverse ruling and reversed and remanded for further proceedings on the $510,000.00 award of attorney's fees. May 11, 2007 hearing date in Cheyenne, Wyoming was scheduled in Judge Brimmer Court.

o Six wholly owned prospects have been optioned to Uranerz Energy Corporation with payment of $250,000.00 advance royalty

o The advance royalty payment is not subject to either State or Federal Taxes due to depletion and loss carry forward amount..

Material Changes in Results of Operations
-----------------------------------------

o Lindquist & Vennum has completed all requirements for MWM appeals, but will represent MWM in the May 11, 2007 hearing in Cheyenne, Wyoming.

o    All loans have been repaid.

o    Registrant pays no wages.

o Payment for professional services are scheduled when required: i.e. 10-K report - tax returns and SEC filing fee.

o Registrant has pre-paid the BLM yearly assessment fees for 2006, 2007, and 2008 as obligated by the Uranerz Energy Corporation Option & Agreement.

SECURITIES AND EXCHANGE COMMISSION
FORM 10Q -  EXCALIBUR INDUSTRIES - FEBRUARY 28, 2007

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

NOTE B
------
o Equipment includes capitalized acquisition costs of $2,354 on August 31, 2001 and on February 28, 2001.

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

o Values for purposes of this financial statement as of February 28, 2007 and November 30, 2006.

           Property and Equipment                $    2,354
           Mining Equipment                      $    1,347
           Interest in Mining Properties         $  108,106
           Accumulated Depreciation              $   (3,661)
                    TOTAL                        $  108,146



These financial statements are unaudited.

--------------------------------------------------------------------------------
EXCALIBUR INDUSTRIES
OTHER INFORMATION
FORM 10-Q     FEBRUARY 28, 2007      PART 2
--------------------------------------------------------------------------------



ITEM 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
a-c      None d None


ITEM 6   Exhibits and Reports on Form 8-K
         --------------------------------
a        None
b        No reports on Form 8-K were filed  during the  quarter ending  February
         28, 2007




These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q                  Part II



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    EXCALIBUR INDUSTRIES
                                    (Registrant)



Date:  March 16, 2007               /s/ Joseph P. Hubert
                                    ----------------------------------
                                    Joseph P. Hubert
                                    President, Chief Executive Officer
                                    and Chairman of Board of Directors



Date:  March 16, 2007               /s/ Marguerite H. Emanuel
                                    ------------------------------
                                    Marguerite H. Emanuel
                                    Secretary