Form 10-K
period 2007-05-31
EXCALIBUR INDUSTRIES
filed 2007-07-18
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007            Commission file Number 1-7602

                              EXCALIBUR INDUSTRIES
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             UTAH                                          87-0292122
---------------------------------                     ----------------------
   State or other jurisdiction                             IRS Employer
of incorporation or organization:                     Identification Number:


     Address of principal executive offices:  Post Office Box 3551
                                              Duluth, Minnesota 55803

     Registrant's telephone number:           (218) 724-4711

     E-Mail Address:                          mhubert1@msn.com

Securities registered pursuant to Section 12 (b) of the Act:

    Title of Each Class                                  Name of each exchange
  Common stock (Par value                                 on which registered
  -----------------------                                 -------------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of May 31, 2007, no bid or asked prices are available.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 31, 2007, the registrant had total outstanding shares of 5,987,261, $0.01 par value common stock.

Securities and Exchange Commission - Form 10K
Excalibur Industries - May 31, 2007
Page 2

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

Excalibur Industries is a natural resources business enterprise, primarily involved in uranium mining. The domestic uranium fuels-sector of the nuclear power industry has been crippled since the Three-Mile Island incident which resulted in the public's loss of faith. Throughout these 31 years Excalibur has maintained ownership of several ISL uranium deposits in the Powder River Uranium District, in the firm belief that the nuclear power component of the world's electrical needs would expand.

Excalibur's uranium position in Powder River Basin is maintained through contracts and sole ownership. Uranium production has been and is occurring on properties covered by contract and royalty payments due have not been paid. Litigation to establish Excalibur's contractual rights was filed in the United States District Court for the District of Wyoming on April 20, 2004. On July 13, 2005, The 10th United States District Court ruled against MWM position and fined MWM $510,000.00. On November 22, 2006, The United States Court of Appeals affirmed the verdict and returned for hearing the $510,000.00 judgment to the 10th U. S. District Court. On May 8, 2007, the $510,000.00 judgment was dismissed with $3,464.00 in court costs.

                                 URANIUM REPORT

POWDER RIVER BASIN-WYOMING - HISTORY
------------------------------------

A.   Mountain West Mines, Inc.
     -------------------------
     Beginning in 1965, Mountain West Mines Inc., a private corporation founded by Claude E. Nugent, Robert H. Ruggeri and Joseph P. Hubert, operated the underground Betty Mine and the open pit Glade Mine in the Elk Ridge, Utah uranium district, each operation ending upon the completion of their respective AEC contracts.

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

B.   The Cleveland-Cliffs Iron Company
     ---------------------------------
     Excalibur (Mountain West Mines Inc.) entered into an Option and Agreement dated May 17, 1967, an Addendum dated August 29, 1967, an Addendum dated August 31, 1968, and a Deed and Agreement dated October 20, 1976 with the Cleveland-Cliffs Iron Company.

     Excalibur (MWM) retained a 4% yellow cake royalty on all production resulting from the operations of the Cleveland-Cliffs Iron Company, its assigns and/or its Successor in Interest within an Area of Interest (AMI) defined as Townships 33 through 50 North of Ranges 69 through 79 West, 6th principal meridian.

     The Collins Draw ISL pilot program produced a minor royalty credit to Excalibur.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2007
Page 3

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

C. Cameco Corporation, (Canada), (Power Resources Inc., a member of the Cameco Group of Companies)

     Cameco Corporation contends it is the world's largest producer of uranium and the largest supplier of combined uranium and conversion services. Through a series of transactions, Cameco with its subsidiary Power Resources Inc., purports to have acquired the Powder River Basin operating assets of CEGB and Uranerz/Cogema. Excalibur has never received proper documentation of either acquisition and contract terms render MWM not "chargeable".

     In July 2002, Cameco Corporation (PRI) purchased the operating Smith Ranch ISL property which is producing yearly two million pounds plus. The Smith Ranch is not subject to the MWM/Cliffs agreements via court verdict.

     The following projects were subject to Area of Interest royalty obligations are listed in the Cameco Corporation 2005 Annual Information Form (in thousands): Court verdict eliminated deposits shown in parentheses.

                                 Reserves                                   Resources
                          ----------------------         -----------------------------------------------
                           Proven      Probable            Measured         Indicated          Inferred
                          ----------  ----------          ---------         ---------         ----------
     Ruby Ranch    2005      -0-       5,500,000            600,000           100,000          200,000
                   2002   3,089,000    1,706,000            862,000           581,000             -0-

     Smith Ranch   2005  (2,800,000)  (8,300,000)          (100,000)       (5,000,000)         (900,000)
                   2002  (6,681,000) (13,711,000)        (1,264,000)         (133,000)       (4,295,000)

     North Butte/Brown
                  2005          -0-    8,500,000          1,900,000         6,300,000         1,000,000
                  2002     8,415,000   9,659,000          5,611,000         1,367,000         1,367,000

     Ruth         2005        (-0-)   (1,700,000)          (200,000)         (200,000)         (400,000)
                  2002        (-0-)       (-0-)              (-0-)         (2,065,000)           (-0-)

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2007
Page 4

POWDER RIVER BASIN - WYOMING (Continued)

                                      Reserves                                      Resources
                             -----------------------------          --------------------------------------------
                               Proven            Probable           Measured        Indicated          Inferred
     Reynolds Ranch   2005      -0-                  -0-            4,500,000        7,000,000         4,900,000
                      2002      -0-                  -0-            2,654,000        7,791,000         7,442,000

     Northwest Unit   2005      -0-                  -0-               -0-           2,300,000           500,000
                      2002      -0-                  -0-               -0-           2,360,000         1,093,000

     Highland         2005    1,800,000          2,700,000          1,700,000          100,000         2,000,000
                      2002    2,970,000          5,059,000          2,212,000        2,972,000         1,977,000

                      2005    4,600,000         26,700,000          9,000,000       21,000,000         9,900,000
                      2002   21,155,000         30,135,000         12,603,000       17,269,000        16,174,000


Reserves lost due to court verdict:  (Poundage 2002 as of Cameco Annual Form to Stockholders.)
                                     ---------------------------------------------------------

                                      Reserves                                      Resources
                             -----------------------------          --------------------------------------------
                               Proven            Probable           Measured        Indicated          Inferred

     Start 2002 -            21,155,000         30,135,000         12,603,000       17,260,000        16,740,000
     Retained 2007 -         11,504,000         11,365,000          6,473,000        1,948,000         1,367,000

All categories 2002 Poundage is still subject to MWM/Cliffs Agreement royalty. 32,657,000 ISL is not included in the Greasewood Heap leach Poundage 3,400,000. Court verdict took some 65,000,000 pounds or $7,000,000,000.00 subject to royalties.

Please Note: For full disclosure - Most reserves calculations in the past informally subscribed to an ISL cut-off standard of GT 20 i.e. 4 feet of .05% U3O8 that equates to 4 feet of one pound rock or @$20.00 per pound = $80.00. Today at $120.00 per pound, the cut-off could be conservatively reduced to GT of 10 or 4 feet of .025% U3O8 - that would equate to $240.00.

D. Uranerz Energy Corporation - Vancouver, BC Canada (not to be confused with Uranerz USA) on December 9, 2005, Excalibur optioned its 44 unpatented mining claims in Powder River to Uranerz Energy. Option term is three years, with the commitment of $750,000.00 field expenditures and an advance royalty payment of $250,000.00. Excalibur feels fortunate in securing the extensive expertise of Uranerz management and ISL operations.

E. Excalibur's 7,000,000-foot (+) drill hole library covering over 500 square miles of the Powder River Basin could prove invaluable in a profitable uranium market.


                                    BUSINESS

Excalibur is natural resource oriented. In the past its activities have consisted of acquisition, mining and sale of mineral properties. Currently total interest is centered on its holdings within the Powder River Uranium District of Wyoming. Optimism is found in the current recent price of uranium $120.00 per pound.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2007
Page 5


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

The right of reassignment of all uranium mineral properties acquired by Cliffs, its successors in interest and/or assigns within the Area of Interest is retained by Excalibur as set forth by the May 17, 1967 Option and Agreement.

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

         North Butte Deposit Area
         Pfister Patent   - 49-77-0019                        222.420 acres
         Brown Patent  - 49-77-0022                           730.016 acres
                                                              -------
                                                              952.436 acres
                                                              952.436 acres

         Surface acres included with mineral acres            309.000 acres

         Greasewood Creek Deposit Area
         Greasewood Creek Patent  - 49-75-0068                646.596 acres
         Surface acres                                          0.000 acres

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2007
Page 6


ITEM 2 - PROPERTIES (Continued)
-------------------------------

In May 1991, failing the contractual obligation of furnishing Excalibur with prior written notification, Pathfinder Mines, Inc., subsidiary of Cogema-France, purchased Uranerz' Powder River Uranium holdings along with the remaining portion of MWM advance royalty. This transaction subjected Pathfinder to the terms and conditions as outlined in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs. Subsequently, Pathfinder assumed the Christianson Ranch ISL operation and failed to make Area of Interest royalty payments to Excalibur. Cogema has recently resumed production at Christianson Ranch. Pathfinder purchased from Everest Exploration its 25% interest in the Highland Uranium Project. Court verdict eliminated these two royalty obligations to MWM.

In 1973, Excalibur sold mining claims, Brown deposits in Campbell and Johnson Counties, Wyoming to American Nuclear Corporation. The project became a part of a joint venture between American Nuclear and the Tennessee Valley Authority. At public auction in 1991, they sold this project along with their entire holdings to General Atomic. In 1992, General Atomic sold this same project to Pathfinder. Excalibur retains a 2 1/2 % yellow cake royalty from the ANC contract and an additional 4% yellow cake royalty from the MWM/Cliffs Area of Interest royalty provision. Pathfinder sold the Brown deposit to Cameco (Power Resources).

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2007
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

Linquist & Vennum P.L.L.P. is a national law firm of nearly 200 attorneys that has, for the past three years, researched and examined our position and agreed to represent Mountain West Mines, Inc. on a contingency basis. The legal team is headed by Mr. Harold G. Morris, Jr., Esq.

A non-jury trial in the U. S. District Court for the District of Wyoming was set for August 15, 2005 before the Honorable Clarence A. Brimmer in Cheyenne, Wyoming.

On May 27, 2005, Judge Brimmer dismissed our complaint. Response filed June 9, 2005. On July 13, 2005 Judge Brimmer dismissed our complaint and fined Excalibur $510,000.00 for a frivolous action penalty. Lindquist and Vennum's Mr. Morris filed our appeal on December 6, 2005 in the U. S. Court of Appeals 10th Circuit.

On November 22, 2006, the U. S. Appellate Court ruled the AMI obligations of the MWM/Cliffs Agreement were unenforceable and erased some $50,000,000.00 of past-due royalty and interest payment. This incredible ruling basically gutted the MWM/Cliffs contract and left the MWM owned deposits of North Butte, Greasewood, Ruby, and Brown in the hands of Cameco and its joint venture partner, Communist Russian Government Tenex Corporation. The Appellate Court returned for review of the $510,000.00 fine. On May 8, 2007, the U. S. District Court dropped the $510,000.00 fine and charged MWM $3,465.00 for court costs.

The Lindquist & Vennum law firm has fulfilled all of its obligations to Excalibur and no longer represents the corporation in the MWM/Cliffs contract dispute.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

(a-d) No matters were submitted to a vote of security holders during the quarter ended May 31, 2007 through solicitation of proxies or otherwise. The last annual shareholder's meeting of the Company was held November 13, 2006.

Securities Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2007
Page 8


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

(b)  Approximate number of shareholders of record as of May 31, 2007 is 1,090.

(c-1) No dividends have been paid or declared in the past 5 fiscal years.

(c-2) Management anticipates no payment of dividends in the near future.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2007
Page 9

ITEM 6 - SELECTED FINANCIAL DATA FOR THE YEARS ENDED MAY 31:
------------------------------------------------------------

                                    2007           2006           2005           2004           2003
                                -----------    -----------    -----------    -----------    -----------


Total Revenues                  $         0    $   250,000    $         0    $         0    $         0

Total Operating Expense              12,398         43,723         16,248         38,141         13,861
                                -----------    -----------    -----------    -----------    -----------
Income (Loss) from Operations       (12,398)       206,277        (16,248)       (38,141)       (13,861)

Other Income (Expense)                9,139          1,118              0              0
                                               -----------    -----------    -----------    -----------
                                                                                                 (9,352)
    Income (Loss) -
        Before Income Taxes          (3,259)       207,395        (16,248)       (38,141)
                                                                                                (23,213)

Provision For Income Taxes              100            100            100            100            100
                                -----------    -----------    -----------    -----------    -----------


    Net Income (Loss) Before
        Extraordinary Gain           (3,359)       207,295        (16,348)       (38,241)       (23,313)


Extraordinary Gain                        0              0              0         89,478              0
                                -----------    -----------    -----------    -----------    -----------

    Net Income (Loss)                (3,359)       207,295        (16,348)        51,237        (23,313)

Retained Earnings (Deficit)
    Beginning of Year               157,050        (50,245)       (33,897)       (85,134)       (16,821)
                                -----------    -----------    -----------    -----------    -----------

Retained Earnings (Deficit)
    End of Year                 $   153,691    $   157,050    $   (50,245)   $   (33,897)   $   (85,134)
                                ===========    ===========    ===========    ===========    ===========

Average Shares of Common
    Stock Outstanding             5,987,261      5,987,261      5,987,261      5,987,261      5,987,261
                                ===========    ===========    ===========    ===========    ===========

Net Income (Loss) Per Share
    of Common Stock             $   (0.0006)   $    0.0346    $   (0.0027)   $   (0.0085)   $   (0.0039)
                                ===========    ===========    ===========    ===========    ===========

Total Assets -
    End of Year                 $   297,470    $   300,829    $   105,414    $   111,145    $   108,597
                                ===========    ===========    ===========    ===========    ===========

Long-Term Obligations           $         0    $         0    $    11,000    $         0    $    49,852
                                ===========    ===========    ===========    ===========    ===========


Cash Dividends Declared
    Per Share of
        Common Stock            $         0    $         0    $         0    $         0    $         0
                                ===========    ===========    ===========    ===========    ===========

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2007
Page 10

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2007
Page 11






                         ACCOUNTANTS' COMPILATION REPORT



To the Board of Directors and Stockholders
Excalibur Industries

We have compiled the accompanying consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc. as of May 31, 2007, 2006, and 2005, and the related consolidated statements of operations and changes in retained earnings (deficit), and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.



Maxfield Peterson & Richards, P.C.
Grand Junction, Colorado
June 18, 2007

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2007
Page 12

                                     Consolidated Balance Sheets
                                     May 31, 2007, 2006 and 2005
                                             (Unaudited)

                                                                   2007           2006           2005
                                                               -----------    -----------    -----------

                                     ASSETS
Current Assets
   Cash and cash equivalents                                   $   197,370    $   200,729    $     5,314
Property and Equipment
   Mining properties and interests                                 100,000        100,000        100,000
   Furniture and fixtures                                            2,354          2,354          2,354
   Mining equipment                                                  1,347          1,347          1,347
                                                               -----------    -----------    -----------
                                                                   103,701        103,701        103,701
   Accumulated depreciation                                         (3,661)        (3,661)        (3,661)
                                                               -----------    -----------    -----------
                  Total Property and Equipment                     100,040        100,040        100,040
                                                               -----------    -----------    -----------

Other Assets
   Deposits                                                             60             60             60
                                                               -----------    -----------    -----------

                  Total Assets                                 $   297,470    $   300,829    $   105,414
                                                               ===========    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Income tax payable                                          $       100    $       100    $       100
                                                               -----------    -----------    -----------
Other Liabilities
   Loans from stockholder                                             --             --           11,000
   Accrued interest - loans from stockholder                          --             --              880
   Option to sell mining claims                                       --             --               -_
                                                               -----------    -----------    -----------

                  Total Other Liabilities                             --             --           11,880
                                                               -----------    -----------    -----------

                  Total Liabilities                                    100            100         11,980
                                                               -----------    -----------    -----------

Stockholders' Equity
   Common stock - $.01 par value,
     authorized 10,000,000 shares,
        issued 5,997,361 shares including shares in treasury        59,974         59,974         59,974
   Capital received in excess of par value                          83,810         83,810         83,810
   Retained earnings (deficit)                                     153,691        157,050        (50,245)
   Treasury Stock, 10,100 shares at cost                              (105)          (105)          (105)
                                                               -----------    -----------    -----------

                  Total Stockholders' Equity                       297,370        300,729         93,434
                                                               -----------    -----------    -----------

                  Total Liabilities and Stockholders' Equity   $   297,470    $   300,829    $   105,414
                                                               ===========    ===========    ===========

                      See accompanying notes and accountants' compilation report

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2007
Page 13

      Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
                           Years Ended May 31, 2007, 2006 and 2005
                                         (Unaudited)

                                                     2007           2006            2005
                                                  -----------    -----------    -----------
Revenues
   Royalties                                      $      --      $   250,000    $      --
                                                  -----------    -----------    -----------

Operating Expenses
   Mining and related expenses                           --             --             --
   General and administrative                          12,398         43,723         16,248
                                                  -----------    -----------    -----------

                  Total Operating Expenses             12,398         43,723         16,248
                                                  -----------    -----------    -----------

                  (Loss) From Operations               12,398        206,277        (16,248)

Other Income (Expense)
   Interest Expense                                      --           (1,406)          --
   Interest Income                                      9,139          2,524           --
                                                  -----------    -----------    -----------
          (Loss) Before Income Taxes                    3,259        207,395        (16,248)

Provision For Income Taxes                                100            100            100
                                                  -----------    -----------    -----------

                  Net Income (Loss)                    (3,359)       207,295        (16,348)

Retained Earnings (Deficit) - Beginning of Year       157,050        (50,245)       (33,897)
                                                  -----------    -----------    -----------

Retained Earnings (Deficit) - End of Year         $   153,691    $   157,050    $   (50,245)
                                                  ===========    ===========    ===========

Net Income (Loss) Per Share of Common Stock       $   (0.0006)   $    0.0346    $   (0.0027)
                                                  ===========    ===========    ===========

Outstanding Number of Common Shares                 5,987,261      5,987,261      5,987,261
                                                  ===========    ===========    ===========


               See accompanying notes and accountants' compilation report.




Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2007
Page 14

                                   Consolidated Statements of Cash Flows
                                  Years Ended May 31, 2007, 2006 and 2005
                                                (Unaudited)

                                                                2007           2006           2005
                                                            -----------    -----------    -----------

Cash Flows From Operating Activities
   Net income (loss)                                        $    (3,359)   $   207,295    $   (16,348)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
        Increase (Decrease) in:
          Income tax payable                                       --             --           (1,263)
          Accrued interest - loans to shareholder                  --             (880)           880
                                                            -----------    -----------    -----------


                  Net Cash Provided By (Used in)
                     Operating Activities                        (3,359)       206,145        (16,731)
                                                            -----------    -----------    -----------

                  Net Cash (Used) Provided By
                     Investing Activities                          --             --             --
                                                            -----------    -----------    -----------




Cash Flows From Financing Activities
   Loans from shareholders
     Additions                                                     --             --           11,000
     Reductions                                                    --          (11,000)          --
   Capital Stock transactions:
     Share repurchases                                             --             --             --
                                                            -----------    -----------    -----------

                  Net Cash Provided (Used) By
                     Financing Activities                          --          (11,000)        11,000
                                                            -----------    -----------    -----------

                  Net Increase (Decrease) In Cash                (3,359)       195,415         (5,731)

Cash - Beginning of Year                                        200,729          5,314         11,045
                                                            -----------    -----------    -----------

Cash - End of Year                                          $   197,370    $   200,729    $     5,314
                                                            ===========    ===========    ===========

Supplemental Disclosures
   Income taxes paid                                        $       100    $       100    $     1,363
   Interest Paid                                                   --            2,286           --


                     See accompanying notes and accountants' compilation report.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2007
Page 15


                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Summary of Significant Accounting Polices
--------------------------------------------------

Consolidation
-------------
The consolidated financial statements presented herein include the accounts of Excalibur Industries (Excalibur) and its wholly owned subsidiary, Mountain West Mines, Inc., (Mountain West), a Nevada corporation, qualified to do business in the states of Utah and Wyoming. All significant inter-company transactions have been eliminated from these statements.

Mining Properties and Interests
-------------------------------
Mining claims, leases, and royalty interests are stated at cost, unless in the judgment of the Directors a lesser amount is felt to be more appropriate due to a permanent decline in value. No depletion has been charged against income for financial statement purposes, but is deducted for Federal income tax purposes when allowable. The full carrying value is charged against income at the time of sale or disposition of an asset. If a perpetual overriding royalty is retained, the recorded costs of the asset are treated the same for financial statement purposes as for income tax purposes and are not reduced in value until production royalties are received.

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

Earnings per share
------------------
Earnings per share of common stock are computed using the weighted average number of common shares outstanding during the period. Primary and fully diluted earnings per share are shown as the same figure if the dilative effect of any common stock equivalents or convertible securities is less than three percent. The Company currently has no dilative equivalents against income for financial statement purposes.

Cash and Cash Equivalents
-------------------------
For the purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an initial maturity of six months or less to be cash equivalents.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2007
Page 16

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

        A summary of capitalized costs in the above properties as of May 31, 2007, 2006 and 2005 follows:

                               2007         2006         2005
                           ----------   ----------   ----------

            Uranium        $  100,000   $  100,000   $  100,000
                           ==========   ==========   ==========

Note 3 - General and Administrative Expense
-------------------------------------------

        General and administrative expenses for the years ended May 31, 2007, 2006 and 2005 follows:

                              2007         2006         2005
                           ----------   ----------   ----------

Salaries                   $     --           --           --
Contract labor                   --         10,000         --
Reports and publications        1,137          722        1,659
Professional                    8,107        3,291        4,368
Office expenses
  and travel                    3,154       29,710       10,221
                           ----------   ----------   ----------

      Total                $   12,398   $   43,723   $   16,248
                           ==========   ==========   ==========

Securities and Exchange Commission - form 10-K
Excalibur Industries - May 31, 2007
Page 17
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
Note 4 - Income Taxes
---------------------

        Currently,   no  deferred  income  taxes  payable  (or  receivable)  are recognized as a result of timing differences in reporting income for financial accounting and tax purposes.

        As of May 31, 2006, the Company has loss carry forwards of approximately $85,000 for Federal tax purposes and $26,000 for State tax purposes that may be offset against future taxable income (expiring on various dates through 2024). A deferred tax benefit has not been recognized in the accompanying balance sheet due to the uncertainty of any future taxable income. In addition, deferred income taxes are not affected as a result of statutory depletion deductions taken for tax purposes.

Note 5 - Litigation and Contingencies
-------------------------------------

        In April, 2004 the Company filed a complaint for damages and declaratory judgment versus Cleveland Cliffs Iron Company for unpaid royalty payments. Total litigation cost to the Company consists of a $25,000 advance payment for expenses to a law firm which has agreed to represent the Company on a contingency basis for its fee.

        On May 27, 2005, this complaint was dismissed; however, the Company filed a plaintiffs' objection to this finding on June 9, 2005. The court dismissed the Company's complaint and fined the Company $510,000 for a frivolous action penalty. The Company believed that this find was without merit and filed an appeal on December 6, 2005.

        On November 22, 2006, the U. S. Appellate Court upheld the verdict and returned to the 10th District Court for review of the $510,000.00 fine.

        On May 8, 2007, the U. S. District Court dropped the $510,000.00 fine and assessed Excalibur $3,464.00 in court costs.

Note 6 - Operating Funds
------------------------

        Company management has developed a plan to reduce or delay administrative costs to insure that the Company will continue to meet its obligations during the coming year, as well as a plan to obtain additional operating funds, if needed, through the sale of certain of its mining properties.

        In the interim, Joseph P. Hubert, President and major stockholder, has agreed to advance operating funds as needed, until other funds are available. During the year ended May 31, 2006, Mr. Huburt advanced an additional $10,000 to the Company and, during that same year, the Company repaid Mr. Hubert's loan totaling $21,000 plus interest.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2007
Page 18

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------

        None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

(a, b & e)         Name           Age                    Position
            ------------------    ---     --------------------------------------

            Joseph P. Hubert       75     President, Chief Executive Officer and
                                          Chairman of Board of Directors

            Jack D. Powers         80     Vice-President and Director

            Joseph C. Kellogg      81     Vice-President/Treasurer and Director

            Marguerite Emanuel     73     Secretary

Joseph P. Hubert is President and Chief Executive Officer. He received his B. A. Degree in Geology from the University of Minnesota Duluth. He has been a self-employed registered mining geologist for many years. He served on the Board of Directors of Mountain West Mines, Inc. from 1966 until 1971, either as President or Vice-President during that period. Mr. Hubert was elected to the Presidency and Board of Directors of Excalibur at the 1982 annual meeting and following Directors' meeting.

Jack D. Powers is Vice-President. He obtained a B. A. Degree in business and accounting from the University of Minnesota and a B. S. Degree in mechanical engineering from Michigan Tech. He has worked as a manager for Longyear Drilling Co., Boyles Bros. and Joy for many years and presently is a self-employed drilling consultant.

Joseph C. Kellogg was elected to the Vice-President/Treasurer at the 2005 Annual Meeting and following Director Meeting. Mr. Kellogg is a University of Minnesota graduate 1951 B.S. Civil Engineering Degree. Founder of Kellogg Corporation 1970, a management service to the mining and construction industry in over 2,500 projects for 1,000 clients in 47 states and 18 foreign countries.

Marguerite H. Emanuel replaced Charles O. Spielman as Secretary on March 1, 2001. She received her B. S. Degree in Business and accounting from the University of Minnesota. She was a department manager with the Marriott Corporation and an administrative assistant with the Village of Lincolnshire, Illinois.

(c)  Excalibur has no full time employees.

(d) Mrs. Marguerite H. Emanuel was elected Corporate Secretary at the November 19, 2002 Annual Meeting. Mrs. Emanuel is the sister of Joseph P. Hubert, President and CEO. There are no other family relationships between any Director and Executive Officer and/or any other Director or Executive officer or nominee for Director.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2007
Page 19

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)
------------------------------------------------------------------------

(f) No Officer, Director or nominee for Director has been involved in any legal proceedings involving Federal bankruptcy laws, or any State insolvency laws, or has been convicted or named in a criminal proceeding, or is the subject of any order, judgment, or decree limiting him in any activity, or from engaging in any type of business practice, or from engaging in any activity in connection with the purchase or sale of any security, or in connection with any violation of Federal or State security laws.

(g) A comprehensive review and examination by the United States Securities and Exchange Commission was conducted in 2004 and any deficiencies were corrected.

ITEM 11 - MANAGEMENT REMUNERATION
---------------------------------

Excalibur and Mountain West Mines, Inc., has no employees or payroll and pays no regular compensation to management. The Company reimburses management for business expenses.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners:

                                                                      *Amount and       Percent
                                                                      Nature of         of class
                                  Name and Address                    Beneficial        as of
     Title of Class             of Beneficial owner                   Ownership         5/31/06
     --------------  -----------------------------------------        ------------      --------
     Common          Joseph P. Hubert                                  1,179,000          19.69%
                             1800 Lakeview Drive                         Direct
                             Duluth, MN 55803

     Common          Allen E. Nugent, Trustee of the                    *868,000          14.50%
                             Claude E. Nugent Trust                      Direct
                             10238 South 2375 East
                             Sandy, UT 84092

     Common          Robert H. Ruggeri                                 **661,419          11.00%
                             3314 Music Lane                             Direct
                             Grand Junction, CO 81506

     Common          Service Credit Corp.
                             377 N. Main                                 300,000           5.01%
                             Layton, UT 84041                            Direct

     *Includes 24,000 shares owned by Allen Nugent's wife, and 24,000 shares owned by Allen E. Nugent, son of Claude E. Nugent.

    **Does not include 130,172 shares owned by Robert Ruggeri's wife.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2007
Page 20

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,
           (Continued)
-------------------------------------------------------------------------

b) Security Ownership of Management:
                                                        *Amount and     Percent
                                                         Nature of      of class
                                                         Beneficial     as of
     Title of Class    Name of Beneficial Owner          Ownership      5/31/06
     --------------    ------------------------         -----------     -------
     Common            Joseph P. Hubert                  1,179,000      19.69%
     Common            Jack D. Powers                       25,000        .42%
     Common            Joseph C. Kellogg                    40,000        .70%
     Common            Marguerite H. Emanuel               100,000       1.68%
     Common            Directors and Officers Group      1,356,500      22.40%

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

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K
---------------------------------------------------------------------------

(a) 1. Unaudited Consolidated Financial Statements for the fiscal years ended May 31, 2007, 2006 and 2005, including:

         Accountants' Compilation Report
         Consolidated Balance Sheets
         Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
         Consolidated Statement of Cash Flows
         Notes to Consolidated Financial Statements

     2. None 3. None

(b) No reports on Form 8-K have been filed during the quarter ended May 31, 2007

(c)  None

(d)  None

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2007
Page 21




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Date   July 12, 2007                  By  /s/ Joseph P. Hubert
    ---------------------------          ---------------------------------------
                                      Joseph P. Hubert
                                      President, Chief Executive Officer
                                      and Chairman of Board of Directors




Date   July 12, 2007                  By /s/ Jack D. Powers
    ---------------------------         ----------------------------------------
                                      Jack D. Powers
                                      Vice-President and Director