Form 10-Q
period 2007-08-31
EXCALIBUR INDUSTRIES
filed 2007-09-13
CIK 201779

--------------------------------------------------------------------------------
                                   FORM 10 - Q
For the Quarter ended  AUGUST 31, 2007             Commission File Number 1-7602
--------------------------------------------------------------------------------



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

                                 August 31, 2007    Common Shares 5,986,261


EXCALIBUR INDUSTRIES                                 CONSOLIDATED BALANCE SHEET
Form 10-Q   Part I                                   Unaudited
                                                     For the Periods Ending:
-----------------------------------------------------------------------------------------------

                                                                  Aug. 31, 2007   May 31, 2007
                                                                  -------------   ------------
ASSETS
   Cash, Savings Certificates, Treasury Bills                      $   192,893    $   197,370
   Notes and Accounts Receivable                                             0              0
   Other Assets                                                              0              0
                                                                   -----------    -----------
               Total Current Assets                                $   192,893    $   197,370

   Property, Equipment & Mineral Interests (See Note B)                103,701        103,701
   Less Accumulated Depreciation                                        (3,661)        (3,661)
                                                                   -----------    -----------
               Total Fixed and Other Assets                        $   100,040    $   100,040
                                                                   -----------    -----------
                                                        Deposits            60             60
                                   TOTAL ASSETS                    $   292,993    $   297,470
                                                                   ===========    ===========
LIABILITIES & SHAREHOLDERS' EQUITY
     Current Liabilities                                           $       100    $       100
     Other Liabilities - Loan from Stockholder                               0              0
                                                                   -----------    -----------
  Common Stock 0 $.01 Par Value, Authorized 10,000,000
   Shares; 5,997,361 Shares issues; 5,987,361 Outstanding               59,974         59,974
   Paid-In Capital in excess of Par                                     83,810         83,810
   Retained Earnings                                                   147,577        153,691
   Treasury Stock                                                         (105)          (105)
                                                                   -----------    -----------
              Total Shareholders' Equity                               292,893        297,370

  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                         $   292,993    $   297,470
                                                                   ===========    ===========

    The accompanying notes are an integral par of these financial statements.
                    These financial statements are unaudited.




EXCALIBUR INDUSTRIES                                             CONSOLIDATED STATEMENT
Form 10-Q                  Part I                                OF INCOME, EXPENSE AND
                                                                 RETAINED EARNINGS FOR
                                                                 THE FISCAL QUARTERS ENDED
                                                                 Unaudited
------------------------------------------------------------------------------------------


                                                              Aug. 31, 2007  Aug. 31, 2006
                                                              -------------  -------------
REVENUES
   Interest                                                    $         0    $         0
             Total Revenues                                              0        196,398
             Cash, Treasury Bills                                  192,893          4,755

EXPENSES
   Loan Repayment                                              $         0    $         0
   General and Administrative                                  $     1,544    $       978
   Professional Services                                             4,470            252
   Property, Payroll and Other Taxes                                   100            100
   Claim Fees                                                            0              0
                                                               -----------    -----------
                       NET (LOSS)                                   (6,114)        (1,330)
                       Retained Earnings Beginning of Period       153,691        157,050

                       Retained Earnings at End of Period          147,577        155,720

   Average Shares Outstanding During Period                      5,987,261      5,987,261
                                                               -----------    -----------

NET GAIN (LOSS) PER SHARE                                      $   (0.0006)        (0.034)





   The accompanying notes are an integral part of these financial statements.
                    These financial statements are unaudited.

--------------------------------------------------------------------------------
EXCALIBUR INDUSTRIES                       MANAGEMENT'S DISCUSSION AND ANALYSIS
FORM 10-Q  8/31/07           PART 1        OF FINANCIAL CONDITION
                                           AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

o The Appellate Court returned for review of the $510,000.00 fine. On May 8, 2007 The U. S. District Court dropped the $510,000.00 fine and charged MWM $3,465.00 for the court costs.

o These legal rulings have currently left the MWM owned deposits of North Butte, Greasewood, Ruby and Brown in the hands of Cameco and its joint venture partner, Communist Russian Government Tenex Corporation.

o The Lindquist & Vennum Law Firm has fulfilled all of its obligations to Excalibur and no longer represents the corporation in the MWM/Cliffs contract disputes.

Material Changes in Results of Operations

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

o On August 3, 2007, the terms of the Uranerz/MWM Option and Purchase Agreement, December 9, 2005 were satisfied and the corporation's Quit Claim Deed was signed. Excalibur retains some 14,000 acres of 8% yellow cake royalty obligation.


These financial statements are unaudited.

SECURITIES AND EXCHANGE COMMISSION
FORM 10Q -  EXCALIBUR INDUSTRIES - AUGUST 31, 2007
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
EXCALIBUR INDUSTRIES
OTHER INFORMATION
FORM 10-Q     8/31/07   PART 2
--------------------------------------------------------------------------------



ITEM 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
a-c               None
d                 None


ITEM 6   Exhibits and Reports on Form S-K
a                 None
b                 No reports on  Form 8-K were  filed during  the quarter ending
                  August 31, 2007.




These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q                  Part II



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          EXCALIBUR INDUSTRIES
                                          (Registrant)


Date:  September 12, 2007                 /s/ Joseph P. Hubert
     -----------------------              --------------------------------------
                                              Joseph P. Hubert
                                              President, Chief Executive Officer
                                              and Chairman of Board of Directors


Date:  September 12, 2007                /s/ Marguerite H. Emanuel
     -----------------------             ---------------------------------------
                                              Marguerite H. Emanuel
                                              Secretary