Form 10-Q
period 2007-11-30
EXCALIBUR INDUSTRIES
filed 2007-12-17
CIK 201779

FORM 10 - Q

For the Quarter ended NOVEMBER 30, 2007 Commission File Number 1-7602

EXCALIBUR INDUSTRIES

______________________________________________________________________________

(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization: UTAH

IRS Employer Identification Number:	87-0292122

Address or principal executive offices;	Post Office Box 3551
Duluth, Minnesota 55803

Phone Number:	(218) 724-4711

E-Mail Address:	mhubert1@msn.com

______________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report); and, (2) has been subject to such filing requirements for the past 90 days.

YES [X]	NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

November 30, 2007	Common Shares 6,120,147

EXCALIBUR INDUSTRIES	CONSOLIDATED BALANCE SHEET
Form 10-Q	Part I	Unaudited
For the Periods Ending:

	Nov. 30, 2007	Aug. 31, 2007
ASSETS
Cash, Savings Certificates, Treasury Bills	$ 120,002	$ 192,893
Notes and Accounts Receivable	0	0
Other Assets	72,210	0
Total Current Assets	$ 192,232	$ 192,893

Property, Equipment & Mineral Interests (See Note B)	103,701	103,701
Less Accumulated Depreciation	(3,661)	(3,661)
Total Fixed and Other Assets	$100,040	$100,040
Deposits	60	60
TOTAL ASSETS	$292,332	$292,993

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$ 100	$ 100
Other Liabilities Loan from Stockholder	0	0
Common Stock 0 $.01 Par Value, Authorized 10,000,000 Shares; 5,997,361 Shares issues; 5,987,361 Outstanding	61,201	59,974
Paid-In Capital in excess of Par	83,810	83,810
Retained Earnings		147,577
Treasury Stock	(105)	(105)
Total Shareholders’ Equity	292,232	292,893

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$292,332	$292,993

The accompanying notes are an integral

of these financial statements.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES	CONSOLIDATED STATEMENT
Form 10-Q	Part I	OF INCOME, EXPENSE AND
RETAINED EARNINGS FOR
THE FISCAL QUARTERS ENDED

Unaudited

	Nov. 30, 2007	Nov. 30, 2005
REVENUES
Interest	$ 0	$ 0
Total Revenues	0	0
Cash, Treasury Bills + Stock	192,232	1,651
EXPENSES
Loan Repayment	$ 0	$ 0
General and Administrative	$ 12,035	$ 2,068
Professional Services	140	3,925
Property, Payroll and Other Taxes	0	100
Claim Fees	0	0
NET (LOSS)	12,175	(7,744)
Retained Earnings Beginning of Period	147,577	(34,234)

Retained Earnings at End of Period	135,402	151,852

Average Shares Outstanding During Period	6,120,147	5,986,261

NET GAIN (LOSS) PER SHARE	$ 0.022	0.034

The accompanying notes are an integral

of these financial statements.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES MANAGEMENT’S DISCUSSION AND ANALYSIS FORM 10-Q 11/30/07 PART 1 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2

Material Changes in Financial Conditions

•	Resources of the corporation are extremely limited for a Corporation of its character.

•	Expenses of overseeing the Corporation’s mineral properties and interests, while maintaining corporate viability, continue.

•

On May 13, 2005, the 10th District Court Magistrate Court hearing ruled for the defendants (The Cleveland-Cliffs Iron Co., Power Resources and Pathfinder Mines Corp.) with a $510,000.00 Judgment for their costs. On September 26, 2006, the 10th District Court of Appeals heard oral arguments. Ruling was upheld.

•	The Appellate Court returned for review of the $510,000.00 fine. On May 8, 2007 The U. S. District Court dropped the $510,000.00 fine and charged MWM $3,465.00 for the court costs.

•

These legal rulings have currently left the MWM owned deposits of North Butte, Greasewood, Ruby and Brown in the hands of Cameco and its joint venture partner, Communist Russian Government Tenex Corporation.

•	The Lindquist & Vennum Law Firm has fulfilled all of its obligations to Excalibur and no longer represents the corporation in the MWM/Cliffs contract disputes.

Material Changes in Results of Operations

•	Registrant pays no wages.

•	Payment for professional services varies with the timing of services rendered and is primarily paid to accountants for preparation of tax returns and the Annual 10-K report

•

Registrant has 44 unpatented mining claims in Wyoming for which yearly assessment fees are required by the U. S. Bureau of Land Management. Fees have been paid forward to 2008. Uranerz Energy Corporation has a 3-year option on all 44 mining claims.

•

On August 3, 2007, the terms of the Uranerz/MWM Option and Purchase Agreement, December 9, 2005 were satisfied and the corporation’s Quit Claim Deed was signed. Excalibur retains some 14,000 acres of 8% yellow cake royalty obligation.

These financial statements are unaudited.

SECURITIES AND EXCHANGE COMMISSION

FORM 10Q - EXCALIBUR INDUSTRIES – NOVEMBER 30, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

NOTE A

•	The information in this report is unaudited and includes the consolidated financial information of Excalibur Industries and its wholly owned subsidiary, Mountain West Mines, Inc.

•	In the opinion of Management, the foregoing financial information fairly presents results of operations during the periods represented.

•	In the opinion of Management, all material adjustments have been recorded to arrive at the amounts reported, and all significant inter-company transactions have been eliminated from these statements.

NOTE B

•	Equipment includes capitalized acquisition costs of $2,354 at February 28, 2003 and at November 30, 2002.

•

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

•	Values for purposes of this financial statement as of February 28, 2003 and November 30, 2002.
Property and Equipment	$2,354
Mining Equipment	$1,347
Interest in Mining Properties	$ 108,106
Accumulated Depreciation	$(3,661)

TOTAL	$ 108,146

These financial statements are unaudited.

EXCALIBUR INDUSTRIES OTHER INFORMATION FORM 10-Q 11/30/07 PART 2

ITEM 4	Submission of Matters to a Vote of Security Holders
a-c	None
d	None

ITEM 6	Exhibits and Reports on Form S-K
a	None
b	No reports on Form 8-K were filed during the quarter ending August 31, 2007.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q	Part II

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCALIBUR INDUSTRIES
(Registrant)

Date: ____________________	___________________________
Joseph P. Hubert
President, Chief Executive Officer
and Chairman of Board of Directors

Date: _____________________	______________________________
Marguerite H. Emanuel
Secretary