Form 10-Q
period 2008-02-29
EXCALIBUR INDUSTRIES
filed 2008-03-13
CIK 201779

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10 - Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OR

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended February 29, 2008	Commission File Number 1-7602

EXCALIBUR INDUSTRIES

________________________________________________________________________

(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization: UTAH

                 IRS Employer Identification Number: 87-0292122

                 Address or principal executive offices: Post Office Box 3551

                 Duluth, Minnesota 55803

                 Registrant’s telephone Number: (218) 724-4711

                 E-Mail Address:mhubert1@msn.com

Title of each class	Name of each exchange on which registered
Common Stock (Par Value $.01 per share)	None

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

YES ____X____	NO ________

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

February 29, 2008 Common Shares 6,120,147

EXCALIBUR INDUSTRIES                                                CONSOLIDATED BALANCE SHEET

Form 10-Q	Part I	Unaudited
For the Periods Ending:

	Feb. 29, 2008	Nov. 30, 2007
ASSETS
Cash, Savings Certificates, Treasury Bills	$ 102,656	$ 120,002
Notes and Accounts Receivable	0	0
Other Assets	83,160	72,210
Total Current Assets	$ 185,816	$ 192,232

Property, Equipment & Mineral Interests (See Note B)	103,701	103,701
Less Accumulated Depreciation	(3,661)	(3,661)
Total Fixed and Other Assets	$100,040	$100,040
Deposits	60	60
TOTAL ASSETS	$285,916	$292,332

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$ 100	$ 100
Other Liabilities Loan from Stockholder	0	0
Common Stock 0 $.01 Par Value, Authorized 10,000,000 Shares; 6,120,147 Shares issues; 6,110,147 Outstanding	61,201	61,201
Paid-In Capital in excess of Par	83,810	83,810
Retained Earnings	111,852	135,402
Treasury Stock	(105)	(105)
Total Shareholders’ Equity	185,816	292,232

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$285,916	$292,332

The accompanying notes are an integral part of these financial statements.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES		CONSOLIDATED STATEMENT
Form 10-Q	Part I	OF INCOME, EXPENSE AND

RETAINED EARNINGS (DEFICIT)

PERIODS ENDING:

	Feb. 29, 2008	Feb. 28, 2007
REVENUES
Interest	$ 0	$ 0
Total Revenues	185,816	198,698

EXPENSES
General and Administrative	$ 15,145	$ 1,129
Professional Services	8,405	140
Property, Payroll and Other Taxes	100	100
Claim Fees	0	0
NET (LOSS)	(23,550)	(1,369)
Retained Earnings Beginning of Period	135,402	151,852

RETAINED EARNINGS AT END OF PERIOD	111,852	150,483

Average Shares Outstanding During Period	6,120,147	5,986,261

NET GAIN (LOSS) PER SHARE	0.018	0.030

The accompanying notes are an integral of these financial statements.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES FORM 10-Q 2/29/08 PART MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2

Material Changes in Financial Conditions

*

On November 22, 2006, the U. S. Court of Appeals affirmed the 10th U. S. District Court adverse ruling and reversed and remanded for further proceedings on the $510,000.00 award of attorney’s fees. May 8, 2007, the U. S. District Court dropped the $510,000.00 fine and charged MWM $3,465.00 court costs.

*	Six wholly owned prospects have been optioned to Uranerz Energy Corporation with payment of $250,000.00 advance royalty

*	The advance royalty payment is not subject to either State or Federal Taxes due to depletion and loss carry forward amount.

Material Changes in Results of Operations

*	Lindquist & Vennum has fulfilled all of its obligations to MWM.

*	All loans have been repaid.

*	Registrant pays no wages.

*	Payment for professional services is scheduled when required: i.e. 10-K report - tax returns, SEC filing fee and attorney charges.

*	Registrant has pre-paid the BLM yearly assessment fees for 2006, 2007, and 2008 as obligated by the Uranerz Energy Corporation Option & Agreement.

*	The law firm of Zeh & Winograd has been retained to review the Cleveland-Cliffs contract for possible dissolution.

*	An attempt to appear before the United States Supreme Court for a review of the Appellate Court decision has been denied.

SECURITIES AND EXCHANGE COMMISSION

FORM 10Q - EXCALIBUR INDUSTRIES – FEBRUARY 29, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

NOTE A

*	The information in this report is unaudited and includes the consolidated financial information of Excalibur Industries and its wholly owned subsidiary, Mountain West Mines, Inc.

*	In the opinion of Management, the foregoing financial information fairly presents results of operations during the periods represented.

*	In the opinion of Management, all material adjustments have been recorded to arrive at the amounts reported, and all significant inter-company transactions have been eliminated from these statements.

NOTE B

*	Equipment includes capitalized acquisition costs of $2,354 on August 31, 2001 and on February 28, 2001.

*	The company optioned to Uranerz Energy Corporation its six Powder River prospects, retaining royalty and work commitments.

*

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

*	Values for purposes of this financial statement as of February 29, 2008 and November 30, 2007.
Property and Equipment	$2,354
Mining Equipment	$1,347
Interest in Mining Properties	$ 108,106
Accumulated Depreciation	$(3,661)
TOTAL	$ 108,146

These financial statements are unaudited.

.

EXCALIBUR INDUSTRIES OTHER INFORMATION FORM 10-Q FEBRUARY 29, 2008 PART 2

ITEM 4	Submission of Matters to a Vote of Security Holders
a-c	None
d	None

ITEM 6	Exhibits and Reports on Form S-K
a	None
b	No reports on Form 8-K were filed during the quarter ending February 29,
2008

These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q	Part II

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCALIBUR INDUSTRIES
(Registrant)

Date: March 8, 2008
Date: March 8, 2008	/s/ Joseph P. Hubert Joseph P. Hubert President, Chief Executive Officer and Chairman of Board of Directors /s/ Marguerite H. Emmanuel Marguerite H. Emmanue1 Secretary