Form 10-K
period 2008-05-31
EXCALIBUR INDUSTRIES
filed 2008-07-29
CIK 201779

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008	Commission file Number 1-7602

EXCALIBUR INDUSTRIES

(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:	UTAH
IRS Employer Identification Number:	87-0292122

Address of principal executive offices:	Post Office Box 3551
Duluth, Minnesota 55803

Registrant’s telephone number:	(218) 724-4711

E-Mail Address:	mhubert1@msn.com

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common stock (Par value
$.01 per share)	None

Securities registered pursuant to Section 12 (g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes	X	No

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of May 31, 2008, no bid or asked prices are available.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 31, 2008, the registrant had total outstanding shares of 6,066,011, $0.01 par value common stock.

Securities and Exchange Commission - Form 10K

Excalibur Industries - May 31, 2008

ITEM 1 - BUSINESS

Excalibur Industries is a Utah corporation formed by the consolidation of Tower Enterprises (formerly Moab Uranium Company) and The Thrifty Helper on June 1, 1971. In January 1972, Excalibur purchased all of the issued and outstanding shares of capital stock of Mountain West Mines, Inc., a Nevada corporation, which is now a wholly owned subsidiary of Excalibur.

Excalibur Industries is a natural resources business enterprise, primarily involved in uranium mining. The domestic uranium fuels-sector of the nuclear power industry has been crippled since the Three-Mile Island incident which resulted in the public’s loss of faith. Throughout these 36 years Excalibur has maintained ownership of several ISL uranium deposits in the Powder River Uranium District, in the firm belief that the nuclear power component of the world’s electrical needs would expand.

Excalibur’s uranium position in Powder River Basin is maintained through contracts and sole ownership. Uranium production has been and is occurring on properties covered by contract and royalty payments due have not been paid. Litigation to establish Excalibur’s contractual rights was filed in the United States District Court for the District of Wyoming on April 20, 2004. On July 13, 2005, The 10th United States District Court ruled against MWM position and fined MWM $510,000.00. On November 22, 2006, The United States Court of Appeals affirmed the verdict and returned for hearing the $510,000.00 judgment to the 10th U. S. District Court. On May 8, 2007, the $510,000.00 judgment was dismissed with a $3,800.00 court cost.

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

Excalibur Industries - May 31, 2008

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

In 1987, failing the contractual obligation of furnishing Excalibur with prior written notification, the Cleveland-Cliffs Iron Company assigned its operating rights to the Greasewood Creek and North Butte projects subject to the terms and conditions of the MWM and Cliffs agreements to Uranerz USA, Inc. (Germany). Cliffs retained reimbursement responsibility for Area of Interest royalty obligations to Excalibur payable by its Successor in Interest within the Area of Interest less subject lands. In the event of project abandonment by Uranerz, properties must be reassigned to Cliffs. Failing the contractual obligation of furnishing Excalibur with prior written notification, Cliffs sold Excalibur’s advance royalty credit of some $1,319,287 to Uranerz.

C.	Cameco Corporation, (Canada), (Power Resources Inc., a member of the Cameco Group of Companies)

Cameco Corporation contends it is the world’s largest producer of uranium and the largest supplier of combined uranium and conversion services. Through a series of transactions, Cameco with its subsidiary Power Resources Inc., purports to have acquired the Powder River Basin operating assets of CEGB and Uranerz/Cogema. Excalibur has never received proper documentation of either acquisition and contract terms render MWM not “chargeable”.

In July 2002, Cameco Corporation (PRI) purchased the operating Smith Ranch ISL property which is producing yearly two million pounds plus.

The Appellate Court ruled the successor-in-interest (Cameco et al) were not obliged to pay AMI royalties to Excalibur. This ruling does not conflict with the sales agreements between Buyers & Cliffs. Cliffs maintained sole responsibility for AMI royalty payments to MWM (Excalibur). That royalty obligation to Excalibur exceeds $50,000,000.00. The abandoned mineral acreages by Cameco et al in the AMI were not addressed but represents a major and irretrievable in kind loss to MWM.

The following projects were subject to Area of Interest royalty obligations are listed in the Cameco Corporation 2008 Annual Information Form (in thousands): Court verdict eliminated deposits shown in italicized type.

		Reserves		Resources
		Proven	Probable	Measured	Indicated	Inferred

Ruby Ranch	2008	-0-	5,500,000	600,000	100,000	200,000
	2002	3,089,000	1,706,000	862,000	581,000	-0-
Smith Ranch	2008	1,400,000	8,100,000	100,000	5,000,000	900,000
	2002	6,681,000	13,711,000	1,264,000	133,000	4,295,000
North Butte/Brown	2008	-0-	8,500,000	1,900,000	6,300,000	1,000,000
	2002	8,415,000	9,659,000	5,611,000	1,367,000	1,367,000
Ruth	2008	-0-	1,700,000	200,000	200,000	400,000
	2002	-0-	-0-	-0-	2,065,000	-0-

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2008

POWDER RIVER BASIN - WYOMING (Continued)

		Reserves			Resources
		Proven	Probable	Measured	Indicated	Inferred

Reynolds Ranch	2008	0	0	4,500,000	7,000,000	4,900,000
	2002	0	0	2,654,000	7,791,000	7,442,000
Northwest Unit	2008	0	0	0	2,300,000	500,000
	2002	0	0	0	2,360,000	1,093,000
Highland	2008	1,100,000	1,400,000	1,700,000	100,000	2,000,000
	2002	2,970,000	5,059,000	2,212,000	2,972,000	1,977,000
	2008	4,600,000	26,700,000	9,000,000	21,000,000	(,900,000)
	2002	21,155,000	30,135,000	12,603,000	17,269,000	(16,174,000)

Reserves lost due to court verdict: (Poundage 2002 as of Camedo Annual Form to Stockholders.)

		Reserves		Resources
		Proven	Probable	Measured	Indicated	Inferred

Start 2002 -		21,155,000	30,135,000	12,603,000	17,260,000	16,740,000
Retained 2007		2,500,000	25,200,000	5,000,000	21,000,000	9,000,000

All categories 2002 Poundage still subject to MWM/Cliffs Agreement royalty. 32,657,000 ISL not included in the Greasewood Heap leach Poundage 3,400,000. Court verdict took some 65,000,000 pounds or $4,000,000,000.00 subject to royalties.

Please Note: For full disclosure – Most reserves calculations in the past informally subscribed to an ISL cut-off standard of GT 20 i.e. 4 feet of .05% U3O8 that equates to 4 feet of one pound rock or @$20.00 per pound = $80.00. Today at $60.00 per pound, the cut-off could be conservatively reduced to GT of 10 or 4 feet of .025% U3O8 – that would equate to $120.00. These reserves figures are expected to have significant upside numbers.

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

Uranerz has announced uranium resources of some 2,500,000 lbs. on the Hank project. The Nichols Ranch and Doughstick resources total more than 5,000,000 lbs. State and Federal mining licenses and permit applications for ISL production were filed in December 2007. Excalibur/Uranerz contract has a yellow cake royalty of 8%.

E.	Excalibur’s 7,000,000-foot (+) drill hole library covering over 500 square miles of the Powder
River Basin could prove invaluable in a profitable uranium market.

BUSINESS

Excalibur is natural resource oriented. In the past its activities have consisted of acquisition, mining and sale of mineral properties. Currently total interest is centered on its holdings within the Powder River Uranium District of Wyoming. Optimism is found in the current recent price of uranium $60.00 /pound.

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2008

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

In January 1997, Cameco Corporation (Canada) purchased the assets of Power Resources from Magnox Electric plc (UK) along with the obligations and conditions set forth in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs. The HUP production royalties have not been paid by Cameco’s operator, its wholly owned subsidiary Power Resources Inc.

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

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2008

ITEM 2 - PROPERTIES (Continued)

In May 1991, failing the contractual obligation of furnishing Excalibur with prior written notification, Pathfinder Mines, Inc., subsidiary of Cogema-France, purchased Uranerz’ Powder River Uranium holdings along with the remaining portion of MWM advance royalty. This transaction subjected Pathfinder to the terms and conditions as outlined in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs. Subsequently, Pathfinder assumed the Christianson Ranch ISL operation and failed to make Area of Interest royalty payments to Excalibur. Cogema has recently resumed production at Christianson Ranch. Pathfinder purchased from Everest Exploration its 25% interest in the Highland Uranium Project. Court verdict eliminated these two royalty obligations to MWM by Power Resources (Cameco).

In 1973, Excalibur sold mining claims, Brown deposits in Campbell and Johnson Counties, Wyoming to American Nuclear Corporation. The project became a part of a joint venture between American Nuclear and the Tennessee Valley Authority. At public auction in 1991, they sold this project along with their entire holdings to General Atomic. In 1992, General Atomic sold this same project to Pathfinder. Excalibur retains a 2 ½ % yellow cake royalty from the ANC contract and an additional 4% yellow cake royalty from the MWM/Cliffs Area of Interest royalty provision. Pathfinder sold the Brown deposit to Cameco (Power Resources).

In 2001, failing the contractual obligation of furnishing Excalibur with prior written notification, Pathfinder Mines Inc. (Cogema) executed Special Warranty Deeds with Cameco Corporation (Canada) through its wholly owned subsidiary Power Resources Inc., transferring Pathfinder’s Powder River uranium holdings. Camecos’ acquisition of that portion of Pathfinder’s mineral properties acquired from the Uranerz/Cliffs contract, commits Cameco and its wholly owned subsidiary Power Resources Inc. to a second acknowledgment to the terms and conditions in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs. These mineral lands are within the Area of Interest and are subject to a 4% yellow cake gross royalty in addition to the royalty obligations inherent in their title. The Special Warranty Deed grants Pathfinder a royalty interest in these deposits contrary to the MWM/Cliffs agreement provisions which required no liens of any kind.

On June 28, 1990, Everest Minerals sold the remaining 270 claims to Quivira Mining Company, 6305 Waterford Boulevard, Suite 325, Oklahoma City, Oklahoma 73118, a subsidiary of Rio Algom Ltd., a Canadian based world producer of uranium and other metals. Excalibur retained the right of reassignment.

In 2001, Quivira Mining Company reassigned the 270 claims to Excalibur. 100% ownership of six (6) potential ISL reserves is held by Excalibur. (The failure to receive royalty income from the Highland & Smith Ranch, Excalibur was financially unable to retain the majority of this claim block.) The following uranium resource estimates are Texas Eastern Nuclear Inc., calculations:

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2008

Deposit Area	Average Depth	Indicated Resource	Potential Resource

Verna Ann	580'	701,000#	1,500,000#
Niles Ranch	450'	270,000#	600,000#
Hank	420'	600,000#	2,000,000#
Willow Creek	600'	850,000#	2,000,000#
Doughstick	540'	-0-	6,000,000#
Nichols Ranch	590'	3,500,000#	4,500,000#

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

On May 27, 2005, Judge Brimmer dismissed our complaint. Response filed June 9, 2005. On July 13, 2005 Judge Brimmer dismissed our complaint and fined Excalibur $510,000.00 court costs - frivolous action penalty. Lindquist and Vennum’s Mr. Morris filed our appeal on December 6, 2005 in the U. S. Court of Appeals 10th Circuit.

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

On December 7, 2007 Excalibur submitted to The Chief Justice of the Supreme Court of the United States a pleading for verdict review of these court decisions. On February 12, 2008 the Office of the Clerk rejected our requests and returned the submittal.

On February 1, 2008 Excalibur paid the attorney, Charles Zeh, to review case materials and suggest a course of action. Aside from the fact that a gross miscarriage of justice was reaffirmed, nothing was developed. Excalibur is at present continuing the pursuit of justice.

Securities Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2008

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a-d)

No matters were submitted to a vote of security holders during the quarter ended May 31, 2008 through solicitation of proxies or otherwise. The last annual shareholder’s meeting of the Company was held November 13, 2006.

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Principal Market: The stock of the Corporation was formerly traded on the Intermountain Stock Exchange in Salt Lake City, Utah. At the present time the stock is not traded on a listed stock exchange and the Company knows of no market maker.

(b)	Approximate number of shareholders of record as of May 31, 2008 is 1,547.

(c-1)	No dividends have been paid or declared in the past 5 fiscal years.

(c-2)	Management anticipates no payment of dividends in the near future.

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2008

ITEM 6 - SELECTED FINANCIAL DATA FOR THE YEARS ENDED MAY 31:

2008	2007	2006	2005	2004

Total Revenues	$0	$0	$250,000	$0	$0

Total Operating Expense	21,408	12,398	43,723	16,248	38,141
Income (Loss) from Operations	21,408	(12,398)	206,277	(16,248)	(38,141)

Other Income (Expense)	13,616	9,139	1,118	0	0
Income (Loss) -
Before Income Taxes	7,792	(3,259)	207,395	(16,248)	(38,141)

Provision For Income Taxes	100	100	100	100	100

Net Income (Loss) Before
Extraordinary Gain	(7,892)	(3,359)	207,295	(16,348)	(38,241)

Extraordinary Gain	0	0	0	0	89,478

Net Income (Loss)	(7,892)	(3,359)	207,295	(16,348)	51,237

Retained Earnings (Deficit)
Beginning of Year	153,691	157,050	(50,245)	(33,897)	(85,134)

Retained Earnings (Deficit)
End of Year	$145,799	$153,691	$157,050	$(50,245)	$(33,897)

Average Shares of Common
Stock Outstanding	6,066,011	6,066,011	6,066,011	6,066,011	6,066,011
Net Income (Loss) Per Share
of Common Stock	$0.0013	$(0.0060)	$0.0342	$(0.0027)	$(0.0085)

Total Assets -
End of Year	$309,102	$297,470	$300,829	$105,414	$111,145

Long-Term Obligations	$0	$0	$0	$11,000	$0
Cash Dividends Declared
Per Share of Common Stock	$0	$0	$0	$0	$0

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2008

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Excalibur Industries experienced substantial fluctuations in its consolidated net income over the past several years. The Company maintained its mineral properties and interest throughout that period of fluctuation despite a large drain on its financial resources. Management is now working to retain as much of its mineral rights and interests as possible, considering its limited resources.

The Board of Directors has adopted a policy designed to husband its resources and retain as much of its mineral interests as possible, taking into account the depressed market for minerals and the Company’s limited resources.

The consolidated financial statements contained herein under ITEM 8 should be read in conjunction with this ITEM 7, with particular emphasis on the Notes to Consolidated Financial Statements. Additional information pertaining to the fluctuation of the Company’s income and expenses is detailed.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2008

ACCOUNTANTS’ COMPILATION REPORT

To the Board of Directors and Stockholders

Excalibur Industries

We have compiled the accompanying consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc. as of May 31, 2008, 2007, and 2006, and the related consolidated statements of operations and changes in retained earnings (deficit), and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Maxfield Peterson, P.C.

Grand Junction, Colorado

July 14, 2008

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2008

Consolidated Balance Sheets
May 31, 2008, 2007 and 2006
(Unaudited)

	2008	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$113,733	$197,370	$200,729
Marketable securities	94,520	--	--
Interest receivable	749	--	--

Total Current Assets	209,002	197,370	200,729

Property and Equipment
Minning properties and interests	100,000	100,000	100,000
Furniture and fixtures	2,354	2,354	2,354
Mining equipment	1,347	1,347	1,347
	103,701	103,701	103,701
Accumulated depreciation	(3,661)	(3,661)	(3,661)
Total Property and Equipment	100,040	100,040	100,040
Other Assets
Deposits	60	60	60

Total Assets	$309,102	$297,470	$300,829

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Income tax payable	$100	$100	$100

Total Liabilities	100	100	100

Stockholders' Equity
Common stock - $.01 par value,
authorized 10,000,000 shares,
issued 6,066,011 shares including shares in treasury	60,660	60,660	60,660
Capital received in excess of par value	83,124	83,124	83,124
Retained earnings (deficit)	145,799	153,691	157,050
Accumulated other comprehensive income	19,524	---	---
Treasury Stock 10,100 shares at cost	(105)	(105)	(105)

Total Stockholders' Equity	309,002	297,370	300,729

Total Liabilities and
Stockholders' Equity	$309,102	$297,470	$300,829

See accompanying notes and accountants’ compilation report

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2008

Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
Years Ended May 31, 2008, 2007 and 2006
(Unaudited)

	2008	2007	2006

Revenues
Royalties	$--	$--	$250,000

Operating Expenses
Mining and related expenses	--	--	--
General and administrative	21,408	12,398	43,723

Total Operating Expenses	21,408	12,398	43,723

Income (Loss) From Operations	21,408	(12,398)	206,277

Other Income (Expense)
Interest Expense	--	--	(1,406)
Interest and dividend income	13,616	9,139	2,524
Income (Loss) Before Income Taxes	(7,792)	(3,259)	207,395

Provision For Income Taxes	100	100	100

Net Income (Loss)	(7,892)	(3,359)	207,295

Retained Earnings (Deficit) - Beginning of Year	153,691	157,050	(50,245)

Retained Earnings (Deficit) - End of Year	$145,799	$153,691	$157,050

Net Income (Loss) Per Share of Common Stock	$(0.0013)	$(0.0006)	$0.0342

Outstanding Number of Common Shares	$6,066,011	6,066,011	6,066,011

See accompanying notes and accountants’ compilation report.

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2008

Consolidated Statements of Cash Flows
Years Ended May 31, 2008, 2007 and 2006
(Unaudited)

	2008	2007	2006

Cash Flows From Operating Activities	$(7,892)	$(3,359)	$207,295
Net income (loss)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Increase (Decrease) in:
Interest receivable	749	--	--
Accrued interest payable	--	--	(880)

Net Cash Provided By (Used in)
Operating Activities	(8,641)	(3,359)	206,415

Cash Flows From Investing Activities
Purchase of investment securities	74,996	--	--

Net Cash (Used) Provided By
Investing Activities	(74,996)	--	--

Cash Flows From Financing Activities
Loans from shareholders	--	--	(11,000)

Net Cash Provided (Used) By
Financing Activities	--	--	(11,000)

Net Increase (Decrease) In Cash	(83,637)	(3,359)	195,415

Cash - Beginning of Year	197,370	200,729	5,314

Cash - End of Year	$113,733	$197,370	$200,729

Supplemental Disclosures
Income taxes paid	$100	$100	$100
Interest paid	--	--	2,286

See accompanying notes and accountants’ compilation report.

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2008

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

Cash and Cash Equivalents

For the purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an initial maturity of nine months or less to be cash equivalents.

Marketable Securities

The Company classifies its marketable equity securities as available for sales and are carried in the financial statements at fair market value. Recognized gains and losses are included in earnings as determined by the first-in, first-out method. Unrealized holding gains and losses are reported in other comprehensive income.

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

Earnings per share

Earnings per share of common stock are computed using the weighted average number of common shares outstanding during the period. Primary and fully diluted earnings per share are shown as the same figure if the dilative effect of any common stock equivalents or convertible securities is less than three percent. The Company currently has no dilative equivalents.against income for financial statement purposes. During the period ended May 31, 2008, the Company determined that its outstanding shares were actually 6,066,011. Accordingly, the financial statements have been revised to reflect this correction.

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2008

Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Marketable Securities

Cost and fair value of marketable securities at December 31, are as follows:
2008	2007	2006
Cost	74,996	--	--
Fair value	94,520	--	--
Total gains in accumulated
other comprehensive income	19,524	--	--

Note 3 - Mining Properties and Interests

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

A summary of capitalized costs in the above properties as of May 31, 2008, 2007 and 2006 follows:

2008	2007	2006

Uranium	$100,000	$100,000	$100,000

Note 4 - General and Administrative Expense

General and administrative expenses for the years ended May 31, 2008, 2007 and 2006 follows:

2008	2007	2006
Contract labor	—	—	10,000
Reports and publications	1,040	1,137	722
Professional	12,602	8,107	3,291
Office expenses and other	7,766	3,154	29,710

Total	$21,408	$12,398	$43,723

Securities and Exchange Commission - form 10-K

Excalibur Industries - May 31, 2008

Notes to Consolidated Financial Statements
(Unaudited)

Note 5 - Income Taxes

Currently, no deferred income taxes payable (or receivable) are recognized as a result of timing differences in reporting income for financial accounting and tax purposes.

As of May 31, 2006, the Company has loss carry forwards of approximately $88,000 for Federal tax purposes and $29,000 for State tax purposes that may be offset against future taxable income (expiring on various dates through 2025). A deferred tax benefit has not been recognized in the accompanying balance sheet due to the uncertainty of any future taxable income. In addition, deferred income taxes are not affected as a result of statutory depletion deductions taken for tax purposes.

Note 6 - Litigation and Contingencies

In April 2004 the Company filed a complaint for damages and declaratory judgment versus Cleveland Cliffs Iron Company for unpaid royalty payments. Total litigation cost to the Company consists of a $25,000 advance payment for expenses to a law firm which has agreed to represent the Company on a contingency basis for its fee.

On May 27, 2005, this complaint was dismissed; however, the Company filed a plaintiffs’ objection to this finding on June 9, 2005. The court dismissed the Company’s complaint and fined the Company $510,000 for a frivolous action penalty. The Company believes that this find is without merit and filed an appeal on December 6, 2005.

On November 22, 2006, the U. S. Appellate Court upheld the verdict and returned to the 10th District Court for review of the $510,000.00 fine.

On May 8, 2007, the U. S. District Court dropped the $510,000.00 fine and assessed Excalibur $3,800.00 court costs.

Note 7 - Operating Funds

Company management has developed a plan to reduce or delay administrative costs to insure that the Company will continue to meet its obligations during the coming year, as well as a plan to obtain additional operating funds, if needed, through the sale of certain of its mining properties.

In prior years, Joseph P. Hubert, President and major stockholder, has agreed to advance operating funds as needed, until other funds are available. During the year ended May 31, 2006, Mr. Hubert advanced an additional $10,000 to the Company and the Company has repaid Mr. Hubert’s loan totaling $21,000 plus interest.

Securities and Exchange commission - Form 10-K

Excalibur Industries - May 31, 2008

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a, b & e)	Name	Age	Position

Joseph P. Hubert	76	President, Chief Executive Officer and
Chairman of Board of Directors

Jack D. Powers	81	Vice-President and Director

Joseph C. Kellogg	82	Vice-President/Treasurer and Director

Marguerite Emanuel	74	Secretary

Joseph P. Hubert is President and Chief Executive Officer. He received his B. A. Degree in Geology from the University of Minnesota Duluth. He has been a self-employed registered mining geologist for many years. He served on the Board of Directors of Mountain West Mines, Inc. from 1966 until 1971, either as President or Vice-President during that period. Mr. Hubert was elected to the Presidency and Board of Directors of Excalibur at the 1982 annual meeting and following Directors’ meeting.

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

Excalibur Industries - May 31, 2008

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

ITEM 11 - MANAGEMENT REMUNERATION

Excalibur and Mountain West Mines, Inc., have no employees or payroll and pay no regular compensation to management. The Company reimburses management for business expenses.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners:

		Amount and Nature	Percent of Class
Title of Class	Name and Address	of Beneficial Ownership	as of 5/31/08

Common	Joseph P. Hubert
	1800 Lakeview Drive	1,179,000	19.69%
	Duluth, MN 55803	Direct

Common	Allen E. Nugent, Trustee of the
Claude E. Nugent Trust
10238 South 2375 East
	Sandy, UT 84092	1,396,828	23.07%

Common	Robert H. Ruggeri
	3314 Music Lane	*686,419	11.31%
	Grand Junction, CO 81506	Direct

Common	Service Credit Corp.
	377 N. Main	300,000	4.94%
	Layton, UT 84041	Direct

*Does not include 130,172 shares owned by Robert Ruggeri’s wife.

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2008

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (Continued)

b)	Security Ownership of Management:
*Amount and	Percent
Nature of	of class
Name and Address	Beneficial	as of
Title of Class	of Beneficial Owner	Ownership	5/31/06
Common	Joseph P. Hubert	1,179,000	19.43%
Common	Joseph C. Kellogg	40,000.70%
Common	Marguerite H. Emanuel	100,000	1.64%
Common	Directors and Officers Group	1,319,000	21.74%

*Information as to beneficial ownership is based upon statements furnished by each Director. Information with such ownership rests peculiarly within their knowledge and the Registrant disclaims responsibility for the accuracy and completeness thereof.

(c)	Changes in Control:

No arrangements are known to Registrant which may at a subsequent date result in a change in control of the Registrant.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)	Transactions with Management and Others
None
(b)	Certain Business Relationships
None
(c)	Indebtedness of Management
None
(d)	Transactions with Promoters
None

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	1.Unaudited Consolidated Financial Statements for the fiscal years ended May 31, 2008, 2007 and 2006, including:

Accountants’ Compilation Report
Consolidated Balance Sheets
Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements

2.	None
3.	None

(b)	No reports on Form 8-K have been filed during the quarter ended May 31, 2008

(c)	None

(d)	None

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 28, 2008	By
/s/ Joseph P. Hubert
President, Chief Executive Officer
and Chairman of Board of Directors

Date: July 28, 2008	By
/s/ Jack D. Powers
Vice-President and Director