Form 10-Q
period 2008-08-31
EXCALIBUR INDUSTRIES
filed 2008-09-15
CIK 201779

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10 - Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OR

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended August 31, 2008	Commission File Number 1-7602

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

YES ____X____	NO ________

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

August 31, 2008 Common Shares 6,120,147

EXCALIBUR INDUSTRIES                                     CONSOLIDATED BALANCE SHEET

Form 10-Q	Part I	Unaudited
For the Periods Ending:

	Aug. 31, 2008	May 31, 2008
ASSETS
Cash, Savings Certificates, Treasury Bills	$ 156,513	$ 208,552
Notes and Accounts Receivable	0	0
Other Assets	0	0
Total Current Assets	$ 156,513	$ 208,552

Property, Equipment & Mineral Interests (See Note B)	103,701	103,701
Less Accumulated Depreciation	(3,661)	(3,661)
Total Fixed and Other Assets	$100,040	$100,040
Deposits	60	60
TOTAL ASSETS	$256,613	$308,592

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$ 100	$ 100
Other Liabilities Loan from Stockholder	0	0
Common Stock 0 $.01 Par Value, Authorized 10,000,000 Shares; 6,120,147 Shares issues; 6,110,147 Outstanding	61,201	61,201
Paid-In Capital in excess of Par	83,810	83,810
Retained Earnings	82,492	140,699
Treasury Stock	(105)	(105)
Total Shareholders’ Equity	256,508	308,387

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$256,608	$308,487

The accompanying notes are an integral

of these financial statements.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES	CONSOLIDATED STATEMENT
Form 10-Q	Part I	OF INCOME, EXPENSE AND

RETAINED EARNINGS (DEFICIT)

PERIODS ENDING:

	Aug. 31, 2008	Aug. 31, 2007
REVENUES
Interest	$ 0	$ 0
Total Revenues	156,513	192,893

EXPENSES
General and Administrative	$ 2,164	$ 1,544
Professional Services	56,037	4,470
Property, Payroll and Other Taxes	100	100
Claim Fees	0	0
NET (LOSS)	(58,201)	(6,114)
Retained Earnings Beginning of Period	140,699	153,691

RETAINED EARNINGS AT END OF PERIOD	82,498	147,577

Average Shares Outstanding During Period	6,120,147	5,987,261

NET GAIN (LOSS) PER SHARE	$(0.009)	$(0.0006)

The accompanying notes are an integral of these financial statements.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES MANAGEMENT’S DISCUSSION AND ANALYSIS FORM 10-Q 8/31/08 PART 1 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2

Material Changes in Financial Conditions

•

On November 22, 2006, the U. S. Court of Appeals affirmed the 10th U. S. District Court adverse ruling and reversed and remanded for further proceedings on the $510,000.00 award of attorney’s fees. May 8, 2007, the U. S. District Court dropped the $510,000.00 fine and charged MWM $3,465.00 court costs.

•	Six wholly owned prospects have been optioned to Uranerz Energy Corporation with payment of $250,000.00 advance royalty

•	The advance royalty payment is not subject to either State or Federal Taxes due to depletion and loss carry forward amount.

Material Changes in Results of Operations

•

The Cleveland, Ohio Law Firm of Mansour, Gavin, Gerlack & Manas Co. L.P.A. has agreed to represent Excalibur in legal proceedings against The Cleveland-Cliffs Iron Company. The lawsuit was filed in August. Excalibur has paid $50,000.00 for expenses and MGGM is retained on a contingency basis.

•	The SEC has requested corporate information. A complete background file has been forwarded to the SEC. To date no response has been received.

•

On July 25th, URZ received a positive independent assessment on Excalibur’s royalty projects, Nichols Ranch & Hank ISL deposits. Royalty income is projected to begin in 2011 for a period of five years – totally some $13,000,000.00 with yellow cake at $64/pound.

•	All loans have been repaid.

•	Registrant pays no wages.

•	Payment for professional services is scheduled when required: i.e. 10-K report - tax returns, SEC filing fee and attorney charges.

•	Registrant has pre-paid the BLM yearly assessment fees for 2006, 2007, and 2008 as obligated by the Uranerz Energy Corporation Option & Agreement.

•	An attempt to appear before the United States Supreme Court for a review of the Appellate Court decision has been denied.

SECURITIES AND EXCHANGE COMMISSION

FORM 10Q - EXCALIBUR INDUSTRIES –AUGUST 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

NOTE A

•	The information in this report is unaudited and includes the consolidated financial information of Excalibur Industries and its wholly owned subsidiary, Mountain West Mines, Inc.

•	In the opinion of Management, the foregoing financial information fairly presents results of operations during the periods represented.

•	In the opinion of Management, all material adjustments have been recorded to arrive at the amounts reported, and all significant inter-company transactions have been eliminated from these statements.

NOTE B

•	Equipment includes capitalized acquisition costs of $2,354 on August 31, 2001 and on February 28, 2001.

•	The company optioned to Uranerz Energy Corporation its six Powder River prospects, retaining royalty and work commitments.

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

•	Values for purposes of this financial statement as of August 31, 2008 and May 31, 2008.
Property and Equipment	$2,354
Mining Equipment	$1,347
Interest in Mining Properties	$ 108,106
Accumulated Depreciation	$(3,661)
TOTAL	$ 108,146

These financial statements are unaudited.

EXCALIBUR INDUSTRIES OTHER INFORMATION FORM 10-Q AUGUST 31, 2008 PART 2

ITEM 4	Submission of Matters to a Vote of Security Holders
a-c	None
d	None

ITEM 6	Exhibits and Reports on Form S-K
a	None
b	No reports on Form 8-K were filed during the quarter ending August 31,
2008

These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q	Part II

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCALIBUR INDUSTRIES
(Registrant)

Date: September 12, 2008
__/s/ Joseph P. Hubert
Joseph P. Hubert
President, Chief Executive Officer
and Chairman of Board of Directors

Date: September 12, 2008
/s/ Marguerite H. Emanuel
Marguerite H. Emanuel
Secretary