Form 10-Q
period 2008-11-30
EXCALIBUR INDUSTRIES
filed 2008-12-15
CIK 201779

FORM 10 - Q For the Quarter ended NOVEMBER 30, 2008 Commission File Number 1-7602

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

YES ____X____	NO ________

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

November 30, 2008	Common Shares 6,120,147

EXCALIBUR INDUSTRIES	CONSOLIDATED BALANCE SHEET
Form 10-Q	Part I	Unaudited
For the Periods Ending:

	Nov. 30, 2008	Aug. 31, 2008
ASSETS
Cash, Savings Certificates, Treasury Bills	$ 140,911	$ 156,513
Notes and Accounts Receivable	0	0
Other Assets	0	0
Total Current Assets	$ 140,911	$ 156,513

Property, Equipment & Mineral Interests (See Note B)	103,701	103,701
Less Accumulated Depreciation	(3,661)	(3,661)
Total Fixed and Other Assets	$100,040	$100,040
Deposits	60	60
TOTAL ASSETS	$241,011	$256,613

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$ 100	$ 100
Other Liabilities Loan from Stockholder	0	0
Common Stock 0 $.01 Par Value, Authorized 10,000,000 Shares; 6,120,147 Shares issues; 6,120,147 Outstanding	61,201	61,201
Paid-In Capital in excess of Par	83,810	83,810
Retained Earnings	78,368	82,492
Treasury Stock	(105)	(105)
Total Shareholders’ Equity	240,906	256,508

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$241,011	$256,613

The accompanying notes are an integral

of these financial statements.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES	CONSOLIDATED STATEMENT
Form 10-Q	Part I	OF INCOME, EXPENSE AND
RETAINED EARNINGS FOR
THE FISCAL QUARTERS ENDED
Unaudited

	Nov. 30, 2008	Nov. 30, 2007
REVENUES
Interest	$ 0	$ 0
Total Revenues	0	0
Cash, Treasury Bills + Stock	140,911	192,232
EXPENSES
Loan Repayment	$ 0	$ 0
General and Administrative	$ 3,067	$ 12,035
Professional Services	1,063	140
Property, Payroll and Other Taxes	0	0
Claim Fees	0	0
NET (LOSS)	(4,130	(12,175)
Retained Earnings Beginning of Period	82,498	147,577

Retained Earnings at End of Period	78,368	135,402

Average Shares Outstanding During Period	6,120,147	6,120,147

NET GAIN (LOSS) PER SHARE	$ (0.013)	$ (0.022)

The accompanying notes are an integral

of these financial statements.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES MANAGEMENT’S DISCUSSION AND ANALYSIS FORM 10-Q 11/30/08 PART 1 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following dates have been set:

1)	November 10, 2008 – Cut-off to amend our pleadings.
2)	May 1, 2009 – Discovery cut-off.
3)	June 5, 2009 – Dispositive motions due.
4)	September 21, 2009 – Trial date.

•	The SEC has requested corporate information. A complete background file has been forwarded to the SEC. To date no response has been received.

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

SECURITIES AND EXCHANGE COMMISSION

FORM 10Q - EXCALIBUR INDUSTRIES – NOVEMBER 30, 2008

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

•	Values for purposes of this financial statement as of February 28, 2003 and November 30, 2002.
Property and Equipment	$2,354
Mining Equipment	$1,347
Interest in Mining Properties	$ 108,106
Accumulated Depreciation	$(3,661)

TOTAL	$ 108,146

EXCALIBUR INDUSTRIES OTHER INFORMATION FORM 10-Q 11/30/08 PART 2

ITEM 4	Submission of Matters to a Vote of Security Holders
a-c	None
d	None

ITEM 6	Exhibits and Reports on Form S-K
a	None
b	No reports on Form 8-K were filed during the quarter ending November 30, 2008.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q	Part II

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCALIBUR INDUSTRIES
(Registrant)

Date: December 12, 2008	/s/ Joseph P. Hubert
Joseph P. Hubert
President, Chief Executive Officer
and Chairman of Board of Directors

Date:	December 12, 2008	/s/ Marguerite H. Emanuel
Marguerite H. Emanuel
Secretary