Form 10-Q
period 2009-02-28
EXCALIBUR INDUSTRIES
filed 2009-03-18
CIK 201779

FORM 10 - Q For the Quarter ended FEBRUARY 28, 2009 Commission File Number 1-7602

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

YES ____X____	NO ________

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

February 28, 2009	Common Shares 6,164,571

EXCALIBUR INDUSTRIES	CONSOLIDATED BALANCE SHEET
Form 10-Q	Part I	Unaudited
For the Periods Ending:

	Feb. 28, 2009	Nov. 30, 2008
ASSETS
Cash, Savings Certificates, Treasury Bills	$ 142,395	$ 140,911
Notes and Accounts Receivable	0	0
Other Assets	0	0
Total Current Assets	$ 142,395	$ 140,911

Property, Equipment & Mineral Interests (See Note B)	103,701	103,701
Less Accumulated Depreciation	(3,661)	(3,661)
Total Fixed and Other Assets	$100,040	$100,040
Deposits	60	60
TOTAL ASSETS	$242,437	$241,011

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$ 100	$ 100
Other Liabilities Loan from Stockholder	0	0
Common Stock 0 $.01 Par Value, Authorized 10,000,000 Shares; 6,120,147 Shares issues; 6,120,147 Outstanding	61,645	61,201
Paid-In Capital in excess of Par	83,810	83,810
Retained Earnings	76,802	78,368
Treasury Stock	(105)	(105)
Total Shareholders’ Equity	242,330	240,906

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$242,437	$241,011

The accompanying notes are an integral

of these financial statements.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES	CONSOLIDATED STATEMENT
Form 10-Q	Part I	OF INCOME, EXPENSE AND
RETAINED EARNINGS FOR
THE FISCAL QUARTERS ENDED
Unaudited

	Feb. 28, 2009	Feb. 29, 2008
REVENUES
Interest	$ 0	$ 0
Total Revenues	0	0
Cash, Treasury Bills + Stock	142,395	185,816
EXPENSES
Loan Repayment	$ 0	$ 0
General and Administrative	$ 1,210	$ 15,145
Professional Services	356	8,405
Property, Payroll and Other Taxes	0	100
Claim Fees	0	0
NET (LOSS)	(1,566)	(23,550)
Retained Earnings Beginning of Period	78,368	135,402

Retained Earnings at End of Period	76,802	111,852

Average Shares Outstanding During Period	6,164,571	6,120,147

NET GAIN (LOSS) PER SHARE	$ (0.016)	$ (0.018)

The accompanying notes are an integral

of these financial statements.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES MANAGEMENT’S DISCUSSION AND ANALYSIS FORM 10-Q 2/28/09 PART 1 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following dates have been set:

1)	November 10, 2008 – Cut-off to amend our pleadings.
2)	May 1, 2009 – Discovery cut-off.
3)	June 5, 2009 – Dispositive motions due.
4)	Trial site changed to Wyoming – no date.

•	The SEC has requested corporate information. A complete background file has been forwarded to the SEC. To date no response has been received.

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

SECURITIES AND EXCHANGE COMMISSION

FORM 10Q - EXCALIBUR INDUSTRIES – FEBRUARY 28, 2009

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

•	Values for purposes of this financial statement as of February 28, 2003 and November 30, 2002.
Property and Equipment	$2,354
Mining Equipment	$1,347
Interest in Mining Properties	$ 108,106
Accumulated Depreciation	$(3,661)

TOTAL	$ 108,146

EXCALIBUR INDUSTRIES OTHER INFORMATION FORM 10-Q 02/28/09 PART 2

ITEM 4	Submission of Matters to a Vote of Security Holders
a-c	None
d	None

ITEM 6	Exhibits and Reports on Form S-K
a	None
b	No reports on Form 8-K were filed during the quarter ending February 28, 2009.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q	Part II

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCALIBUR INDUSTRIES
(Registrant)

Date: March 17, 2009	/S/ JOSEPH P. HUBERT
Joseph P. Hubert
President, Chief Executive Officer
and Chairman of Board of Directors

Date: March 17, 2009	/S/ MARGUERITE H. EMANUEL
Marguerite H. Emanuel
Secretary