Form 10-K
period 2009-05-31
EXCALIBUR INDUSTRIES
filed 2009-08-05
CIK 201779

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009	Commission file Number 1-7602

EXCALIBUR INDUSTRIES

(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:	UTAH
IRS Employer Identification Number:	87-0292122

Address of principal executive offices:	Post Office Box 3551
Duluth, Minnesota 55803

Registrant’s telephone number:	(218) 724-4711

E-Mail Address:	mhubert1@msn.com

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common stock (Par value
$.01 per share)	None

Securities registered pursuant to Section 12 (g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes	X	No

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of May 31, 2009, no bid or asked prices are available.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 31, 2009, the registrant had total outstanding shares of 6,066,011, $0.01 par value common stock.

Securities and Exchange Commission - Form 10K

Excalibur Industries - May 31, 2009

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

Excalibur’s uranium position in Powder River Basin is maintained through contracts and sole ownership. Uranium production has been and is occurring on properties covered by contract and royalty payments due have not been paid. Litigation to establish Excalibur’s contractual rights was filed in the United States District Court for the District of Wyoming on April 20, 2004. On July 13, 2005, The 10th United States District Court ruled against MWM position and fined MWM $510,000.00. On November 22, 2006, The United States Court of Appeals affirmed the verdict and returned for hearing the $510,000.00 judgment to the 10th U. S. District Court. On May 8, 2007, the $510,000.00 judgment was dismissed with a $3,465.00 in assessed court costs.

On May 26, 2009, Robert H. Ruggeri, Esq. a corporate founder, legal consul, and mentor passed away.

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

Excalibur Industries - May 31, 2009

(POWDER RIVER BASIN - WYOMING - Continued)

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

C.	Cameco Corporation, (Canada), (Cameco Resources Inc., a member of the Cameco Group of Companies)

Cameco Corporation contends it is the world’s largest producer of uranium and the largest supplier of combined uranium and conversion services. Through a series of transactions, Cameco with its subsidiary Cameco Resources Inc., purports to have acquired the Powder River Basin operating assets of CEGB and Uranerz/Cogema. Excalibur has never received proper documentation of either acquisition and contract terms render MWM not “chargeable”.

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

The following projects were subject to Area of Interest royalty obligations are listed in the Cameco Corporation 2005 Annual Information Form (in thousands): The court verdict eliminated deposits shown in italicized type.

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2009

(POWDER RIVER BASIN - WYOMING - Continued)

		Reserves (in lbs. of yellow cake)		Resources
		Proven	Probable	Measured	Indicated	Inferred

Ruby Ranch	2008	-0-	5,500,000	600,000	100,000	200,000
	2002	3,089,000	1,706,000	862,000	581,000	-0-
Smith Ranch	2008	1,400,000	8,100,000	100,000	5,000,000	900,000
	2002	6,681,000	13,711,000	1,264,000	133,000	4,295,000
North Butte/Brown	2008	-0-	8,500,000	1,900,000	6,300,000	1,000,000
	2002	8,415,000	9,659,000	5,611,000	1,367,000	1,367,000
Ruth	2008	-0-	1,700,000	200,000	200,000	400,000
	2002	-0-	-0-	-0-	2,065,000	-0-

		Reserves		Resources
		Proven	Probable	Measured	Indicated	Inferred

Reynolds Ranch	2008	0	0	4,500,000	7,000,000	4,900,000
	2002	0	0	2,654,000	7,791,000	7,442,000
Northwest Unit	2008	0	0	0	2,300,000	500,000
	2002	0	0	0	2,360,000	1,093,000
Highland	2008	1,100,000	1,400,000	1,700,000	100,000	2,000,000
	2002	2,970,000	5,059,000	2,212,000	2,972,000	1,977,000
	(2008	4,600,000	26,700,000	9,000,000	21,000,000	9,900,000)
	(2002	21,155,000	30,135,000	12,603,000	17,269,000	16,174,000)

Reserves lost due to court verdict: (Poundage 2002 as of Camedo Annual Form to Stockholders.)

		Reserves		Resources
		Proven	Probable	Measured	Indicated	Inferred

Start 2002		21,155,000	30,135,000	12,603,000	17260000	16,740,000
Retained 2007		2,500,000	25,200,000	5,000,000	21000000	9,000,000

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

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2009

On July 25, 2008 URZ received a positive independent assessment on Excalibur’s royalty projects. Nichols Ranch & Hank ISL deposits. Royalty income is projected to begin in 2011 for a period of five years totaling some $13,000,000.00 with yellow cake at $64/pound.

E.	Excalibur’s 7,000,000-foot (+) drill hole library covering over 500 square miles of the Powder
River Basin could prove invaluable in a profitable uranium market. A large portion of this area has been re-staked by competitors and acquired by Uranerz Energy.

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

In January 1997, Cameco Corporation (Canada) purchased the assets of Power Resources from Magnox Electric plc (UK) along with the obligations and conditions set forth in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs. The HUP production royalties have not been paid by Cameco’s operator, its wholly owned subsidiary Cameco Resources Inc.

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

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2009

North Butte Deposit Area
Pfister Patent	- 49-77-0019	222.420 acres
Brown Patent - 49-77-0022	730.016 acres
952.436 acres

Surface acres included with mineral acres	309.000 acres

Greasewood Creek Deposit Area
Greasewood Creek Patent - 49-75-0068	646.596 acres
Surface acres	0.000 acres

(ITEM 2 - PROPERTIES - Continued)

In May 1991, failing the contractual obligation of furnishing Excalibur with prior written notification, Pathfinder Mines, Inc., subsidiary of Cogema-France, purchased Uranerz’ Powder River Uranium holdings along with the remaining portion of MWM advance royalty. This transaction subjected Pathfinder to the terms and conditions as outlined in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs. Subsequently, Pathfinder assumed the Christianson Ranch ISL operation and failed to make Area of Interest royalty payments to Excalibur. Cogema has recently resumed production at Christianson Ranch. Pathfinder purchased from Everest Exploration its 25% interest in the Highland Uranium Project. The court verdict eliminated these two royalty obligations to MWM by Power Resources (Cameco).

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

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2009

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

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2009

In 2001, Quivira Mining Company reassigned the 270 claims to Excalibur. 100% ownership of six (6) potential ISL reserves is held by Excalibur. (The failure to receive royalty income from the Highland & Smith Ranch, Excalibur was financially unable to retain the majority of this claim block.) The six reserves are: Verna Ann, Niles Ranch, Willow Creek, Doughstick, Hank and Nichols Ranch.

Uranerz drilling to date has defined commercial ISL deposits of uranium at Nichols Ranch, Doughstick, Hank and Willow Creek.

Independent review by NI 43-101 qualified persons summary as follows:

Nichols Ranch: 2,949,546 lbs. Grade 0.114 U3O2
Hank: 2,236,050 lbs. Grade 0.123 U3O2
Doughstick: in preparation (estimated 1,800,000 lbs. grade 0.067 U3O8)
Note: GT .20

A central processing facility at Nichols Ranch is being licensed for 2 million lbs. per year – initial target production of 600,000 to 750,000 lbs. per year.

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

On November 22, 2006, the U. S. Appellate Court ruled the AMI obligations of the MWM/Cliffs Agreement were unenforceable and erased some $50,000,000.00 of past-due royalty and interest payment. This incredible ruling basically gutted the MWM/Cliffs contract and left the MWM owned deposits of North Butte, Greasewood, Ruby, and Brown in the hands of Cameco and its joint venture partner, Tenex

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2009

Corporation. The Appellate Court returned for review of the $510,000.00 fine. On May 8, 2007, the U. S. District Court dropped the $510,000.00 fine and charged MWM $3,465.00 in court costs.

The Lindquist & Vennum law firm has fulfilled all of its obligations to Excalibur and no longer represents the corporation in the MWM/Cliffs contract dispute.

On December 7, 2007 Excalibur submitted to The Chief Justice of the Supreme Court of the United States a pleading for verdict review of these court decisions. On February 12, 2008 the Office of the Clerk rejected our requests and returned the petition.

Securities Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2009

The Cleveland, Ohio law firm of Mansour, Gavin, Gerlack & Manas Co. L.P.A. has agreed to represent Excalibur in legal proceedings against the Cleveland-Cliffs Iron Company. The lawsuit was filed in August. Excalibur has paid $50,000.00 for expenses and MGGM is retained on a one-third (33 1/3%) contingency basis.

The following dates have been set:

1)	November 10, 2008 – Cut-off to amend our pleadings.
2)	May 1, 2009 – Discovery cut-off.
3)	June 5, 2009 – Dispositive motions due.
4)	Trial Site changed to Wyoming – no date.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a-d)

No matters were submitted to a vote of security holders during the quarter ended May 31, 2009 through solicitation of proxies or otherwise. The last annual shareholder’s meeting of the Company was held November 24, 2008.

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Principal Market: The stock of the Corporation was formerly traded on the Intermountain Stock Exchange in Salt Lake City, Utah. At the present time the stock is not traded on a listed stock exchange and the Company knows of no market maker.

(b)	Approximate number of shareholders of record as of May 31, 2009 is 1,569.

(c-1)	No dividends have been paid or declared in the past 5 fiscal years.

(c-2)	Management anticipates no payment of dividends in the near future.

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2009

ITEM 6 - SELECTED FINANCIAL DATA FOR THE YEARS ENDED MAY 31:

Page 9 10K

	2009	2008	2007	2,006	2005

Total Revenues	$0	$0	$0	$250,000	$0

Total Operating Expense	60,437	21,408	12,398	43,723	16,248
Income (Loss) from Operations	(60,437)	21,408	(12,398)	206,277	(16,248)

Other Income (Expense)	13,122	13,616	9,139	1,118	0
Income (Loss) -
Before Income Taxes	(47,315)	7,792	(3,259)	207,395	(16,248)

Provision For Income Taxes	100	100	100	100	100

Net Income (Loss) Before
Extraordinary Gain	(47,415)	(7,892)	(3,359)	207,295	(16,348)

Extraordinary Gain	0	0	0	0	0

Net Income (Loss)	(47,415)	(7,892)	(3,359)	207,295	(16,348)

Retained Earnings (Deficit)
Beginning of Year	145,799	153,691	157,050	(50,245)	(33,897)

Retained Earnings (Deficit)
End of Year	$98,384	$145,799	$153,691	$157,050	$(50,245)

Average Shares of Common
Stock Outstanding	6,066,011	6,066,011	6,066,011	6,066,011	6,066,011
Net Income (Loss) Per Share
of Common Stock	$(0.0078)	$(0.0013)	$(0.0006)	$0.0342	$(0.0027)

Total Assets -
End of Year	$309,102	$309,102	$297,470	$300,829	$105,414

Long-Term Obligations	$0	$0	$0	$0	$11,000
Cash Dividends Declared
Per Share of Common Stock	$0	$0	$0	$0	$0

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2009

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

Excalibur Industries - May 31, 2009

ACCOUNTANTS’ COMPILATION REPORT

To the Board of Directors and Stockholders

Excalibur Industries

We have compiled the accompanying consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc. as of May 31, 2009, 2008, and 2007, and the related consolidated statements of operations and changes in retained earnings (deficit), and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Maxfield Peterson, P.C.

Grand Junction, Colorado

July 8, 2009

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2009

Consolidated Balance Sheets
May 31, 2009, 2008 and 2007
(Unaudited)
	2009	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$100,999	$113,733	$197,370
Marketable securities	46,025	94,520	---
Interest receivable	1,354	749	---

Total Current Assets	148,378	209,002	197,370

Property and Equipment
Mining properties and interests	100,000	100,000	100,000
Furniture and fixtures	2,354	2,354	2,354
Mining equipment	1,347	1,347	1,347
	103,701	103,701	103,701
Accumulated depreciation	(3,661)	(3,661)	(3,661)
Total Property and Equipment	100,040	100,040	100,040
Other Assets
Deposits	60	60	60

Total Assets	$248,478	$309,102	$297,625

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Income tax payable	$100	$100	$100

Total Liabilities	100	100	100

Stockholders' Equity
Common stock - $.01 par value,
authorized 10,000,000 shares,
issued 6,066,011 shares including shares in treasury	60,660	60,660	60,660
Capital received in excess of par value	83,124	83,124	83,124
Retained earnings (deficit)	98,384	145,799	153,691
Accumulated other comprehensive income	6,315	19,524	---
Treasury Stock 10,100 shares at cost	(105)	(105)	(105)

Total Stockholders' Equity	248,378	309,002	297,370

Total Liabilities and
Stockholders' Equity	$248,478	$309,102	$297,470

See accompanying notes and accountants’ compilation report

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2009

Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
Years Ended May 31, 2009, 2008 and 2007
(Unaudited)

		2009		2008		2007

Revenues
Royalties	$	---	$	---	$	---

Operating Expenses
Mining and related expenses		---		---		---
General and administrative		60,437		21,408		12,398

Total Operating Expenses		60,437		21,408		12,398

Loss From Operations		(60,437)		(21,408)		(12,398)

Other Income (Expense)
Interest Expense		---		---		---
Interest and dividend income		9,223		13,616		9,139
Gain on other equity investments		3,899		---		---
		13,122		13,616		9,139

Income (Loss) Before Income Taxes		(47,315)		(7,792)		(3,259)

Provision For Income Taxes		100		100		100

Net Income (Loss)		(47,415)		(7,892)		(3,359)

Retained Earnings (Deficit) - Beginning of Year		145,799		153,691		157,050

Retained Earnings (Deficit) - End of Year		$98,384		$145,799		$153,691

Net Income (Loss) Per Share of Common Stock		$(0.0078)		$(0.0013)		$(0.0006)

Outstanding Number of Common Shares		6,066,011		6,066,011		6,066,011

See accompanying notes and accountants’ compilation report.

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2009

Consolidated Statements of Cash Flows
Years Ended May 31, 2009, 2008 and 2007
(Unaudited)

		2009	2008	2007

Cash Flows From Operating Activities		$(47,415)	$(7,892)	$(3,359)
Net loss
Adjustments to reconcile net loss to net cash
provided by operating activities
Increase (Decrease) in:
Interest receivable		(605)	749	---
Gain on other equity investments		(3,899)	---	---

Net Cash Provided By (Used in)
Operating Activities		(51,919)	(8,641)	(3,359)

Cash Flows From Investing Activities
Purchase of investment securities		(39,710)	(74,996)	---
Proceeds from sale of equity investments		78,895	---	---

Net Cash (Used) Provided By
Investing Activities		39,185	(74,996)	---

Cash Flows From Financing Activities
Loans from shareholders		---	---	---

Net Cash Provided (Used) By
Financing Activities		---	---	---

Net decrease In Cash		(12,734)	(83,637)	(3,359)

Cash - Beginning of Year		113,733	197,370	200,729

Cash - End of Year		$100,999	$113,733	$197,370

Supplemental Disclosures
Income taxes paid		$100	$100	$100
Interest paid	$	---	---	2,286

See accompanying notes and accountants’ compilation report.

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2009

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

During the period ended May 31, 2009, the Company determined that its outstanding shares were actually 6,066,011. Accordingly, the financial statements have been revised to reflect this correction.

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2009

Notes to Consolidated Financial Statements

(Unaudited)

During the period ended May 31, 2008, the Company determined that its outstanding shares were actually 6,006,011. Accordingly, the financial statements have been revised to reflect this correction.

Note 2 – Marketable Securities

Cost and fair value of marketable securities at December 31, are as follows;

	2009	2008	2007
Cost	39,710	74,996	-
Fair value	46,025	94,520
Total gains in accumulated
Other comprehensive income	6,315	9,524	-

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

A summary of capitalized costs in the above properties as of May 31, 2009, 2008 and 2007 follows:

	2009	2008	2007
Uranium	$100,000	$100,000	$100,000

Note 4 - General and Administrative Expense

General and administrative expenses for the years ended May 31, 2009, 2008 and 2007 follows:

	2009	2008	2007
Reports and Publications	1,685	1,040	1,137
Professional	49,242	12,602	8,107
Office expenses and travel	9,510	7,766	3,154

Total	$ 60,437	$ 21,408	$ 12,398

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2009

Notes to Consolidated Financial Statements

(Unaudited)

Note 5 - Income Taxes

Currently, no deferred income taxes payable (or receivable) are recognized as a result of timing differences in reporting income for financial accounting and tax purposes.

As of May 31, 2009, the Company has loss carry forwards of approximately $140,000 for Federal tax purposes and $186,000 for State tax purposes that may be offset against future taxable income (expiring on various dates through 2026). A deferred tax benefit has not been recognized in the accompanying balance sheet due to the uncertainty of any future taxable income. In addition, deferred income taxes are not affected as a result of statutory depletion deductions taken for tax purposes.

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

On November 22, 2006, the U. S. Appellate Court upheld the verdict and returned to the 10th District Court for review of the $510,000 fine.

On May 8, 2007, the U. S. District Court dropped the $510,000 fine and assessed Excalibur $3,465.00 court costs.

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

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2009

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a, b & e)	Name	Age	Position

Joseph P. Hubert	77	President, Chief Executive Officer and
Chairman of Board of Directors

Jack D. Powers	82	Vice-President and Director

Joseph C. Kellogg	83	Vice-President/Treasurer and Director

Marguerite H. Emanuel	75	Secretary

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

Excalibur Industries - May 31, 2009

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners:

		Amount	Percent
		and Nature of	of class
	Name and Address	Beneficial	as of
Title of Class	of Beneficial owner	Ownership	5/31/06

Common	Joseph P. Hubert	1,179,000	19.43%
	1800 Lakeview Drive	Direct
	Duluth, MN 55803

Common	Allen E. Nugent, Trustee of	1,396,828	23.03%
	Claude E. Nugent Trust
	10238 South 2375 East
	Sandy, UT 84092

Common	Robert H. Ruggeri Estate	*686,419	11.32%
	3314 Music Lane	Direct
	Grand Junction, CO 81506

Common	Service Credit Corp.	300,000	4.94%
	377 N. Main

*Does not include 130,172 shares owned by Robert Ruggeri’s wife.

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2009

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (Continued)

b)	Security Ownership of Management:

		Amount	Percent
		and Nature of	of class
	Name	Beneficial	as of
Title of Class	of Beneficial owner	Ownership*	5/31/06

Common	Joseph P. Hubert	1,179,000	19.43%
Common	Joseph C. Kellogg	40,000.70%
Common	Marguerite H. Emanual	100,000	1.64%
Common	Directors and Officers Group	1,319,000	21.74%

*Information as to beneficial ownership is based upon statements furnished by each Director. Information with such ownership rests peculiarly within their knowledge and the Registrant disclaims responsibility for the accuracy and completeness thereof.

(c)	Changes in Control:

No arrangements are known to Registrant which may at a subsequent date result in a change in control of the Registrant.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)	Transactions with Management and Others
None
(b)	Certain Business Relationships
None
(c)	Indebtedness of Management
None
(d)	Transactions with Promoters
None

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	1.Unaudited Consolidated Financial Statements for the fiscal years ended May 31, 2009, 2008 and 2007, including:

Accountants’ Compilation Report
Consolidated Balance Sheets
Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements

2.	None
3.	None

(b)	No reports on Form 8-K have been filed during the quarter ended May 31, 2009

(c)	None

(d)	None

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 3, 2009	By
/s/ Joseph P. Hubert
President, Chief Executive Officer
and Chairman of Board of Directors

Date: August 3, 2009	By
/s/ Jack D. Powers
Vice-President and Director