Form 10-Q
period 2009-08-31
EXCALIBUR INDUSTRIES
filed 2009-10-05
CIK 201779

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10 - Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OR

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended August 31, 2009	Commission File Number 1-7602

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

YES ____X____	NO ________

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

August 31, 2009 Common Shares 6,164,571

EXCALIBUR INDUSTRIES                                     CONSOLIDATED BALANCE SHEET

Form 10-Q	Part I	Unaudited
For the Periods Ending:

	Aug. 31, 2009	May 31, 2009
ASSETS
Cash, Savings Certificates, Treasury Bills	$ 156,576	$ 148,378
Notes and Accounts Receivable	0	0
Other Assets	0	0
Total Current Assets	$ 156,576	$ 148,378

Property, Equipment & Mineral Interests (See Note B)	103,701	103,701
Less Accumulated Depreciation	(3,661)	(3,661)
Total Fixed and Other Assets	$100,040	$100,040
Deposits	60	60
TOTAL ASSETS	$256,676	$248,478

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$ 100	$ 100
Other Liabilities Loan from Stockholder	0	0
Common Stock 0 $.01 Par Value, Authorized 10,000,000 Shares; 6,164,571 Shares issues; 6,164,571 Outstanding	61,645	61,645
Paid-In Capital in excess of Par	83,124	83,124
Retained Earnings	150,865	98,384
Treasury Stock	(105)	(105)
Total Shareholders’ Equity	256,571	248,378

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$256,676	$248,478

The accompanying notes are an integral

of these financial statements.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES	CONSOLIDATED STATEMENT
Form 10-Q	Part I	OF INCOME, EXPENSE AND

RETAINED EARNINGS (DEFICIT)

PERIODS ENDING:

	Aug. 31, 2009	Aug. 31, 2008
REVENUES
Interest	$ 0	$ 0
Total Revenues	156,576	156,513

EXPENSES
General and Administrative	$ 1,134	$ 2,164
Professional Services	4,477	56,037
Property, Payroll and Other Taxes	100	100
Claim Fees	0	0
NET (LOSS)	(5,711)	(58,201)
Retained Earnings Beginning of Period	98,384	140,699

RETAINED EARNINGS AT END OF PERIOD	150,865	82,498

Average Shares Outstanding During Period	6,164,571	6,120,147

NET GAIN (LOSS) PER SHARE	$(0.009)	$(0.0006)

The accompanying notes are an integral of these financial statements.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES MANAGEMENT’S DISCUSSION AND ANALYSIS FORM 10-Q 8/31/09 PART 1 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2

Material Changes in Financial Conditions

•	On November 22, 2006, the 10th District U. S. Court of Appeals upheld the adverse ruling of the U. S. District Court – remanded the $510,000.00 fine and later reduced to $3,465.00 court costs to MWM.
•

On July 15, 2009, the 10th District Court dismissed the Plaintiff’s (MWM & Joseph Hubert) law suit against The Cleveland-Cliffs Iron Co. (Cliffs Natural Resources) with the obligation of an undisclosed court cost.

•	No appeal is scheduled.
•	On July 30, 2009, the two law firms representing the Defendant (Cliffs) filed attorney fee charges against the Plaintiff for $349,462.00 in the 10th District Court of Wyoming.
•	On August 13, 2009, Plaintiff attorneys filed a brief in opposition to Cliffs attorney fees in the 10th District Court of Wyoming.
•	No ruling has been received 8/31/09.
•	Six wholly owned prospects have been optioned to Uranerz Energy Corporation with payment of $250,000.00 advance royalty due URZ.
•	The advance royalty payment is not subject to either State or Federal Taxes due to depletion and loss carry forward amount.

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
•

On July 25th, URZ received a positive independent assessment on Excalibur’s royalty projects, Nichols Ranch & Hank ISL deposits. Annual royalty income is projected to begin in 2011 for a period of five years – totally some $3,000,000.00 with yellow cake at $44/pound.

•	All loans have been repaid.

•	Registrant pays no wages.

•	Payment for professional services is scheduled when required: i.e. 10-K report - tax returns, SEC filing fee and attorney charges.

•	An attempt to appear before the United States Supreme Court for a review of the Appellate Court decision has been denied.

SECURITIES AND EXCHANGE COMMISSION

FORM 10Q - EXCALIBUR INDUSTRIES –AUGUST 31, 2000

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

•	Values for purposes of this financial statement as of August 31, 2009 and May 31, 2009.
Property and Equipment	$2,354
Mining Equipment	$1,347
Interest in Mining Properties	$ 108,106
Accumulated Depreciation	$(3,661)
TOTAL	$ 108,146

These financial statements are unaudited.

EXCALIBUR INDUSTRIES OTHER INFORMATION FORM 10-Q AUGUST 31, 2009 PART 2

ITEM 4	Submission of Matters to a Vote of Security Holders
a-c	None
d	None

ITEM 6	Exhibits and Reports on Form S-K
a	None
b	No reports on Form 8-K were filed during the quarter ending August 31,
2009

These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q	Part II

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCALIBUR INDUSTRIES
(Registrant)

Date: October 5, 2009
/s/ Joseph P. Hubert
Joseph P. Hubert
President, Chief Executive Officer
and Chairman of Board of Directors

Date: October 5, 2009
/s/ Marguerite H. Emanual
Marguerite H. Emanuel
Secretary