Form 10-Q
period 2009-11-30
EXCALIBUR INDUSTRIES
filed 2009-12-14
CIK 201779

FORM 10 - Q

For the Quarter ended NOVEMBER 30, 2009 Commission File Number 1-7602

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

YES ____X____	NO ________

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

November 30, 2009	Common Shares 6,319,307

EXCALIBUR INDUSTRIES	CONSOLIDATED BALANCE SHEET
Form 10-Q	Part I	Unaudited
For the Periods Ending:

	Nov. 30, 2009	Aug. 31, 2009
ASSETS
Cash, Savings Certificates, Treasury Bills	$ 167,200	$ 156,576
Notes and Accounts Receivable	0	0
Other Assets	0	0
Total Current Assets	$ 167,200	$ 156,576

Property, Equipment & Mineral Interests (See Note B)	103,701	103,701
Less Accumulated Depreciation	(3,661)	(3,661)
Total Fixed and Other Assets	$100,040	$100,040
Deposits	60	60
TOTAL ASSETS	$267,300	$256,676

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$ 100	$ 100
Other Liabilities Loan from Stockholder	0	0
Common Stock 0 $.01 Par Value, Authorized 10,000,000 Shares; 6,319,307 Shares issues; 6,319,307 Outstanding	63,193	61,201
Paid-In Capital in excess of Par	83,124	83,124
Retained Earnings	147,643	150,865
Treasury Stock	(105)	(105)
Total Shareholders’ Equity	267,195	256,571

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$267,300	$256,676

The accompanying notes are an integral

of these financial statements.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES	CONSOLIDATED STATEMENT
Form 10-Q	Part I	OF INCOME, EXPENSE AND
RETAINED EARNINGS FOR
THE FISCAL QUARTERS ENDED
Unaudited

	Nov. 30, 2009	Nov. 30, 2008
REVENUES
Interest	$ 0	$ 0
Total Revenues	0	0
Cash, Treasury Bills + Stock	167,200	140,911
EXPENSES
Loan Repayment	$ 0	$ 0
General and Administrative	$ 2,343	$ 3,067
Professional Services	879	1,063
Property, Payroll and Other Taxes	0	0
Claim Fees	0	0
NET (LOSS)	(3,222)	(4,130)
Retained Earnings Beginning of Period	150,865	82,498

Retained Earnings at End of Period	147,643	78,368

Average Shares Outstanding During Period	6,319,307	6,120,147

NET GAIN (LOSS) PER SHARE	$ (0.009)	$ (0.013)

The accompanying notes are an integral

of these financial statements.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES MANAGEMENT’S DISCUSSION AND ANALYSIS FORM 10-Q 11/30/09 PART 1 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2

Material Changes in Financial Conditions

•	On November 22, 2006, the 10th District U. S. Court of Appeals upheld the adverse ruling of the U. S. District Court – remanded the $510,000.00 fine and later reduced to $3,465.00 court costs to MWM.
•

On July 15, 2009, the 10th District Court dismissed the Plaintiff’s (MWM & Joseph P. Hubert) law suit against The Cleveland-Cliffs Iron Co. (Cliffs Natural Resources) with the obligation of an undisclosed court cost.

•	No appeal is scheduled.
•	On July 30, 2009, the two law firms representing the Defendant (Cliffs) filed attorney fee charges against the Plaintiff for $349,462.00 in the 10th District Court of Wyoming.
•	On August 13, 2009, Plaintiff attorneys filed a brief in opposition to Cliffs attorney fees in the 10th District Court of Wyoming.
•

On Nov. 30, 2009 Plaintiffs Excalibur Industries (Mountain West Mines) Joseph P. Hubert agreed to a $100,000.00 settlement with the Cleveland Natural Resources Corp. – payable from royalty received from North Butte and Ruby Ranch deposits production in a two-year installment of $50,000.00 per year upon commencement of mining.

•	The litigation of some 6 years, in which the MWM/Cliffs 1967 Agreement etc. have been rendered in large measure inoperable at an incalculable loss to MWM, is now deemed impotent.
•	Six wholly owned prospects have been optioned to Uranerz Energy Corporation with payment of $250,000.00 advance royalty due URZ.
•	The advance royalty payment is not subject to either State or Federal Taxes due to depletion and loss carry forward amount.

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
•

On July 25th, URZ received a positive independent assessment on Excalibur’s royalty projects, Nichols Ranch & Hank ISL deposits. Annual royalty income is projected to begin in 2011 for a period of five years – totally some $13,000,000.00 with yellow cake at $44/pound.

•	All loans have been repaid.
•	Registrant pays no wages.
•	Payment for professional services is scheduled when required: i.e. 10-K report - tax returns, SEC filing fee and attorney charges.
•	An attempt to appear before the United States Supreme Court for a review of the Appellate Court decision has been denied.

SECURITIES AND EXCHANGE COMMISSION

FORM 10Q - EXCALIBUR INDUSTRIES – NOVEMBER 30, 2009

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

EXCALIBUR INDUSTRIES OTHER INFORMATION FORM 10-Q 11/30/09 PART 2

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

EXCALIBUR INDUSTRIES
(Registrant)

Date: December 16, 2009	/s/ Joseph P. Hubert
Joseph P. Hubert
President, Chief Executive Officer
and Chairman of Board of Directors

Date: December 16, 2009	/s/ Marguerite H. Emanuel
Marguerite H. Emanuel
Secretary