Form 10-Q
period 2010-02-28
EXCALIBUR INDUSTRIES
filed 2010-03-05
CIK 201779

FORM 10-Q For the Quarter ended FEBRUARY 28, 2010 Commission File Number 1-7602

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

YES ____X____	NO ________

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

February 28, 2010	Common Shares 6,319,307

EXCALIBUR INDUSTRIES	CONSOLIDATED BALANCE SHEET
Form 10-Q	Part I	Unaudited
For the Periods Ending:

	Feb. 28, 2010	Nov. 30, 2009
ASSETS
Cash, Savings Certificates, Treasury Bills	$ 178,773	$ 167,200
Notes and Accounts Receivable	0	0
Other Assets	0	0
Total Current Assets	$ 178,773	$ 167,200

Property, Equipment & Mineral Interests (See Note B)	103,701	103,701
Less Accumulated Depreciation	(3,661)	(3,661)
Total Fixed and Other Assets	$100,040	$100,040
Deposits	60	60
TOTAL ASSETS	$278,873	$267,300

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$ 100	$ 100
Other Liabilities Loan from Stockholder	0	0
Common Stock 0 $.01 Par Value, Authorized 10,000,000 Shares; 6,319,307 Shares issues; 6,319,307 Outstanding	63,193	63,193
Paid-In Capital in excess of Par	83,124	83,124
Retained Earnings	75,738	147,643
Treasury Stock	(105)	(105)
Total Shareholders’ Equity	278,768	267,195

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$278,873	$267,300

The accompanying notes are an integral

of these financial statements.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES	CONSOLIDATED STATEMENT
Form 10-Q	Part I	OF INCOME, EXPENSE AND
RETAINED EARNINGS FOR
THE FISCAL QUARTERS ENDED
Unaudited

	Feb. 28, 2010	Feb. 28, 2009
REVENUES
Interest	$ 0	$ 0
Total Revenues	0	0
Cash, Treasury Bills + Stock	178,773	142,395
EXPENSES
Loan Repayment	$ 0	$ 0
General and Administrative	$ 789	$ 1,210
Professional Services	279	356
Property, Payroll and Other Taxes	0	0
Claim Fees	0	0
NET (LOSS)	(1,064)	(1,566)
Retained Earnings Beginning of Period	147,643	78,368

Retained Earnings at End of Period	146,579	76,802

Average Shares Outstanding During Period	6,319,307	6,164,571

NET GAIN (LOSS) PER SHARE	$ (0.0002)	$ (0.0002)

The accompanying notes are an integral

of these financial statements.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES MANAGEMENT’S DISCUSSION AND ANALYSIS FORM 10-Q 02/28/10 PART 1 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

After six years of litigation – Three U. S. District Courts – One U. S. Court of Appeals and a U. S. Supreme Court petitions – All failed to uphold the clear terms of the MWM/Cliffs May 17, 1967 Option and Agreement. Three judicial decisions are beyond explanation. The resulting loss to Excalibur is historic in mining.

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

•	On November 30, 2009, MGGM LPA completed their legal association with Excalibur.
•	The SEC has requested corporate information. A complete background file has been forwarded to the SEC. To date no response has been received.
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

SECURITIES AND EXCHANGE COMMISSION

FORM 10Q - EXCALIBUR INDUSTRIES – FEBRUARY 28, 2010

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

•	Values for purposes of this financial statement as of February 28, 2003 and November 30, 2002.
Property and Equipment	$2,354
Mining Equipment	$1,347
Interest in Mining Properties	$ 108,106
Accumulated Depreciation	$(3,661)

TOTAL	$ 108,146

EXCALIBUR INDUSTRIES OTHER INFORMATION FORM 10-Q 02/28/10 PART 2

ITEM 4	Submission of Matters to a Vote of Security Holders
a-c	None
d	None

ITEM 6	Exhibits and Reports on Form S-K
a	None
b	No reports on Form 8-K were filed during the quarter ending February 28, 2010.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q	Part II

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCALIBUR INDUSTRIES
(Registrant)

Date: March 5, 2010	/s/ Joseph P. Hubert
Joseph P. Hubert
President, Chief Executive Officer
and Chairman of Board of Directors

Date: March 5, 2010	/s/ Marguerite H. Emanuel
Marguerite H. Emanuel
Secretary