Form 10-K
period 2010-05-31
EXCALIBUR INDUSTRIES
filed 2010-07-23
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010	Commission file Number 1-7602

EXCALIBUR INDUSTRIES
(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:	UTAH

IRS Employer Identification Number:	87-0292122

Address of principal executive offices:	Post Office Box 3551
Duluth, Minnesota 55803

Registrant’s telephone number:	(218) 724-4711

E-mail Address:	mhubert1@msn.com

Securities registered pursuant to Section 12(b) of the Act

Name of each exchange
Title of Each Class	on which registered
Common stock (Par value $0.01 per share)	None

Securities registered pursuant to Section 12 (g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.       Yes     [X]             No    [   ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.  As of May 31, 2010, no bid or asked prices are available.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of May 31, 2010, the registrant had total outstanding shares of 6,319,307, $0.01 par value common stock.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

ITEM 1 - BUSINESS

Excalibur Industries is a Utah corporation formed by the consolidation of Tower Enterprises (formerly Moab Uranium Company) and The Thrifty Helper on June 1, 1971.  In January 1972, Excalibur purchased all of the issued and outstanding shares of capital stock of Mountain West Mines, Inc., a Nevada corporation, which is now a wholly owned subsidiary of Excalibur.

Excalibur Industries is a natural resources business enterprise, primarily involved in uranium mining.  The domestic uranium fuels-sector of the nuclear power industry has been crippled since the Three-Mile Island incident which resulted in the public’s loss of faith.  Throughout these 43 years Excalibur has maintained ownership of several ISL uranium deposits in the Powder River Uranium District, in the firm belief that the nuclear power component of the world’s electrical needs would expand.

Excalibur’s uranium position in Powder River Basin is maintained through contracts.  Uranium production has been and is occurring on properties covered by contract and royalty payments due have not been paid.  Litigation to establish Excalibur’s contractual rights was filed in the United States District Court for the District of Wyoming on April 20, 2004.  On July 13, 2005, The 10th United States District Court ruled against MWM position and fined MWM $510,000.00.  On November 22, 2006, The United States Court of Appeals affirmed the verdict and returned for hearing the $510,000.00 judgment to the 10th U. S. District Court.  On May 8, 2007, the $510,000.00 judgment was dismissed with a $3,465.00 in assessed court costs.

Excalibur (MWM) filed lawsuit against Cleveland-Cliffs Iron Company in the U. S. District Court for the Northern District of Ohio.  On February 13, 2009 the case was ordered back to U. S. District Court of Wyoming without a ruling.

August 2009 the Wyoming District Court barred MWM from bringing a lawsuit against Cleveland-Cliffs “res judicata”.  No appeal was filed.

In an attempt to enforce the clear and unambiguous terms of the Option and Agreement Cliffs & MWM May 17, 1967, et al, MWM failed in six separate lawsuits:

1.	May 27, 2005 Wyoming District Court – Magistrate William Beaman
2.	July 13, 2005 Wyoming District Court – Judge Clarence Brimmer
3.	November 26, 2006 U. S. Court of Appeals 10th Circuit – Circuit Judges Lucero,
Siler & O’Brien
4.	February 12, 2008 Supreme Court of the United States
Plaintiff Pleading for Verdict Review
Submitted by Joseph P. Hubert, CPG, President, Excalibur Industries
5.	February 13, 2009 Northern District Court of Ohio—Judge Ann Aldrich

At no time did the architect and prime mover of this largest exploration project in U. S. mining history, Mr. Joseph P. Hubert, CPG, ever appear before a jury.

On December 10, 2009 MWM settled this $100,000—attorney fee charge with Cliffs Natural Resources.  Payment made from monies to be received from future Power Resources royalties due MWM payable $50,000.00 per year for two years – total $100,000.00.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

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

During the dormant years of the domestic uranium industry, Mr. Joseph P. Hubert, CPG continued full-time uranium exploration.  In 1966, Mountain West Mines began its successful geologic exploration of the Powder River, Wyoming Uranium District.  A large scale mineral property program was begun, along with the beginning of the district reconnaissance drill hole fence project.

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

Excalibur (MWM) retained a 4% yellow cake royalty on all production resulting from the operations of the Cleveland-Cliffs Iron Company,  its assigns and/or its Successor in Interest within an Area of Interest  (AMI) defined as Townships 33 through 50 North of Ranges 69 through 79 West, 6th principal meridian – a common business franchise restriction for protection for both principals.

The Collins Draw ISL pilot program produced a minor royalty credit to Excalibur.

In 1986, failing the contractual obligation of furnishing Excalibur with prior written notification, the Cleveland-Cliffs Iron Company assigned its operating rights to the Ruby ranch project subject to the terms and conditions of MWM/Cliffs agreements to Magnox Electric plc (UK) subsidiary Central Electricity Generating Board Exploration (America) (CEGB).  Cliffs retained reimbursement responsibility for Area of Interest royalty obligation to Excalibur payable by its Successor in Interest within the Area of Interest, less subject lands.  In the event of project abandonment by CEGB (et al), operating rights must be reassigned to Cliffs.

In 1987, failing the contractual obligation of furnishing Excalibur with prior written notification, the Cleveland-Cliffs Iron Company assigned its operating rights to the Greasewood Creek and North Butte projects subject to the terms and conditions of the MWM and Cliffs agreements to Uranerz USA, Inc. (Germany).  Cliffs retained reimbursement responsibility for Area of Interest royalty obligations to Excalibur payable by its Successor in Interest within the Area of Interest less subject lands.  In the event of project abandonment by Uranerz, must be reassigned to Cliffs. Failing the contractual obligation of furnishing Excalibur with prior written notification,  Cliffs sold Excalibur’s advance royalty credit of some $1,319,287 to Uranerz USA (Germany) operating rights.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

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

The Appellate Court ruled the successor-in-interest (Cameco et al) were not obliged to pay AMI royalties to Excalibur.  This ruling does not conflict with the sales agreements between Buyers & Cliffs.  Cliffs maintained sole responsibility for AMI royalty payments to MWM (Excalibur).  That royalty obligation to Excalibur exceeds $50,000,000.00.  The abandoned mineral acreages by Cameco et al in the AMI were not addressed but represents a major and irretrievable in kind loss to MWM.  Cameco has refused Excalibur’s request for current property status and independent review NI 43-101 studies of N. Butte and Ruby projects.

CAMECO ANNUAL FORM

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

(C.	Cameco Corporation, (Canada), (Cameco Resources Inc., a member of the Cameco Group of Companies) - continued

All categories 2002 Poundage still subject to MWM/Cliffs Agreement royalty.  32,657,000 ISL not included in the Greasewood Heap leach Poundage 3,400,000.  Court verdict took some
65,000,000 pounds or $4,000,000,000.00 subject to contract terms.  Cameco shows a 2010 reserve + resource loss of 16,257,000 lbs. on Ruby and N. Butte.

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

E.
Excalibur’s 7,000,000-foot (+) drill hole library covering over 300 square miles of the Powder River Basin could prove invaluable in a profitable uranium market.  A large portion of this area has been re-staked by competitors and acquired by Uranerz Energy and others.  Uranerz is currently negotiating the purchase of the Drill Hole Library – terms being considered are:  2 million shares of Uranerz stock with a strike warranty at price of $3.00 on ½ million warrants per year for four years.

TEM 2 – PROPERTIES

Excalibur (MWM) never sold a single acre of mineral rights in the AMI to Cliffs.  The over 300 square miles of mineral ownership by Excalibur was largely lost due to failure to pay BLM because of the loss of AMI royalty income in the U. S. Court of Appeals ruling.

Cameco Resources does not own the mineral rights to North Butte/Brown, Ruby Ranch and Greasewood deposits.  Cliffs had only operating rights to these projects.  Excalibur has never been notified by Cliffs to even the transfer of specifically cited privilege.

Mountain West Mines, Inc. (MWM) a wholly owned subsidiary of Excalibur, owns a royalty interest in approximately 85 patented lode mining claims, and numerous unpatented lode mining claims in the Powder River Basin in Converse, Johnson and Campbell Counties, Wyoming.  These properties had capitalized costs of $347,032, and are directly related to the advance royalties received from Cliffs as described in Item 1 of this Form 10-K.  The extent of any ore bodies and related possible collection of production royalties is not determinable at this time.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

In May 1986, Cliffs conveyed, subject to the MWM/Cliffs agreements, to Magnox Electric plc subsidiary, Central Electricity Generating Board Exploration Inc.  63.688 acres of patented claims and 12 unpatented mining claims (Ruby Ranch project).  No prior notice was received by MWM.  In 1989, Magnox Electric through its subsidiaries CEGB and Power Resources Inc. acquired 75% interest in the Highland Uranium Project (HUP) from Everest Exploration (et al). HUP is subject to the terms and conditions of the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs. According to newspapers and other published accounts, HUP uranium production by Magnox Electric subsidiaries indicates a multi-million dollar royalty payment is due Excalibur from Cliff Natural Resources Corp. (Cliffs).

In January 1997, Cameco Corporation (Canada) purchased the assets of Power Resources from Magnox Electric plc (UK) along with the obligations and conditions set forth in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs.  No prior notice was received by MWM.

The right of reassignment of all uranium mineral properties acquired by Cliffs, its successors in interest and/or assigns within the Area of Interest is retained by Excalibur as set forth by the May 17, 1967 Option and Agreement.

In April 1987, Excalibur had not received the contractual obligation of prior written notice when Uranerz USA (Germany) purchased unpatented claims and the below cited patented claims along with the remaining portion of MWM advance royalty from Cliffs.  The transaction subjected Uranerz USA to the obligations as conditions set forth in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs.

North Butte Deposit Area
Pfister Patent - 49-77-0019	222.420 acres
Brown Patent - 49-77-0022	739.016 acres
952,436 acres

Surface acres included with mineral acres	309.000 acres

Greasewood Creek Dposit Area
Greasewood Creek Patent - 49-75-0068	646.596 acres
Surface acres	000.000 acres

In May 1991, failing the contractual obligation of furnishing Excalibur with prior written notification, Pathfinder Mines, Inc., subsidiary of Cogema-France, purchased Uranerz USA Powder River Uranium holdings along with the remaining portion of MWM advance royalty.  This transaction subjected Pathfinder to the terms and conditions as outlined in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs.  Subsequently, Pathfinder assumed the Christianson Ranch ISL operation and Cliffs failed to make Area of Interest royalty payments to Excalibur. Cogema has recently resumed production at Christianson Ranch. Pathfinder purchased from Everest Exploration its 25% interest in the Highland Uranium Project.  The court verdict eliminated these two royalty obligations to MWM by Cliffs Natural Resources. (Cliffs).

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

Excalibur retains a 2 ½ % yellow cake royalty from the ANC contract.  Pathfinder sold the Brown deposit to Cameco (Power Resources).

In 2001, failing the contractual obligation of furnishing Excalibur with prior written notification, Pathfinder Mines Inc. (Cogema) executed Special Warranty Deeds with Cameco Corporation (Canada) through its wholly owned subsidiary Power Resources Inc., transferring Pathfinder’s Powder River uranium holdings.  Camecos’ acquisition of that portion of Pathfinder’s mineral properties acquired from the Uranerz/Cliffs contract, commits Cameco and its wholly owned subsidiary Power Resources Inc. to a second acknowledgment to the terms and conditions in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs.  These mineral lands are within the Area of Interest and are subject to a 4% yellow cake gross royalty in addition to the royalty obligations inherent in their title. The Special Warranty Deed grants Pathfinder a royalty interest in these deposits contrary to the MWM/Cliffs agreement provisions which allowed no liens of any kind, a distinct contract violation.

In 2001, Quivira Mining Company reassigned the 270 claims to Excalibur.  Through funds advanced by CEO Joseph P. Hubert, 100% ownership of six (6) potential ISL reserves were held by Excalibur.  (The failure to receive royalty income from the Highland & Smith Ranch, Excalibur was financially unable to retain the majority of this claim block.)  The six reserves are:  Verna Ann, Niles Ranch, Willow Creek, Doughstick, Hank and Nichols Ranch.

Uranerz drilling to date has defined commercial ISL deposits of uranium at Nichols Ranch, Doughstick, Hank and Willow Creek.

Independent review by NI 43-101 qualified persons summary as follows:
Nichols Ranch:  2,949,546 lbs.  Grade 0.114  U3O2
Hank:  2,236,050 lbs.  Grade 0.123  U3O2

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

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
Securities Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

On November 22, 2006, the U. S. Appellate Court ruled the AMI obligations of the MWM/Cliffs Agreement were unenforceable and erased some $50,000,000.00 of past-due royalty and interest payment.  This incredible ruling basically gutted the MWM/Cliffs contract and left the MWM owned deposits of North Butte, Greasewood, Ruby, and Brown in the hands of Cameco and its joint venture partner, Tenex Corporation.  The Appellate Court returned for review of the $510,000.00 fine.  On May 8, 2007, the U. S. District Court dropped the $510,000.00 fine and charged MWM $3,465.00 in court costs.

The Lindquist & Vennum law firm has fulfilled all of its obligations to Excalibur and no longer represents the corporation in the MWM/Cliffs contract dispute.

On December 7, 2007 on behalf of Excalibur CEO Joseph P. Hubert submitted to The Chief Justice of the Supreme Court of the United States a pleading for verdict review of these court decisions.  On February 12, 2008 the Office of the Clerk rejected our requests and returned the petition.

On July 29, 2008, the Cleveland, Ohio law firm of Mansour, Gavin, Gerlack & Manas Co. L.P.A. agreed to represent Excalibur in legal proceedings against the Cleveland-Cliffs Iron Company.  The lawsuit was filed in August.  Excalibur has paid $50,000.00 for expenses and MGGM is retained on a one-third (33 1/3%) contingency basis.

The law suit was rejected by both U. S. District Courts (Ohio & Wyoming) and Excalibur committed to pay Cliffs legal costs of $100,000.00, from future royalties.

The law firm of Mansour, Gavin, Gerlock & Manas CO, LPA has fulfilled all of its obligations to Excalibur and no longer represents the corporation in the MWM/Cliffs contract dispute.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a-d)
No matters were submitted to a vote of security holders during the quarter ended May 31, 2010 through solicitation of proxies or otherwise.  The last annual shareholder’s meeting of the Company was held November 23, 2009.

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)
Principal Market:  The stock of the Corporation was formerly traded on the Intermountain Stock Exchange in Salt Lake City, Utah.  At the present time the stock is not traded on a listed stock exchange and the Company knows of no market maker.

(b)	Approximate number of shareholders of record as of May 31, 2010 is 1,103.

(c-1)	No dividends have been paid or declared in the past 5 fiscal years.

(c-2)           Management anticipates no payment of dividends in the near future.

(c-3)     Excalibur has no salaried employees.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

ITEM 6 - SELECTED FINANCIAL DATA FOR THE YEARS ENDED MAY 31:

	2010	2009	2008	2007	2006

Total Revenues	$0	$0	$0	$0	$250,000

Total Operating Expense	15,136	60,437	21,408	12,398	43,723
Income (Loss) from Operations	(15,136)	(60,437)	21,408	(12,398)	206,277

Other Income (Expense)	9,044	13,122	13,616	9,139	1,118
Income (Loss) -
Before Income Taxes	6,092	(47,315)	7,792	(3,259)	207,395

Provision For Income Taxes	200	100	100	100	100

Net Income (Loss) Before
Extraordinary Gain	(6,292)	(47,415)	(7,892)	(3,359)	207,295

Extraordinary Gain	0	0	0	0	0

Net Income (Loss)	(6,292)	(47,415)	(7,892)	(3,359)	207,295

Retained Earnings (Deficit)
Beginning of Year	98,384	145,799	153,691	157,050	(50,245)

Retained Earnings (Deficit)
End of Year	$92,092	$98,384	$145,799	$153,691	$157,050

Average Shares of Common
Stock Outstanding	6,319,307	6,319,307	6,319,307	6,319,307	6,319,307
Net Income (Loss) Per Share
of Common Stock	$(0.0010)	$(0.0075)	$(0.0012)	$(0.0005)	$0.0328

Total Assets -
End of Year	$272,223	$309,102	$309,102	$297,470	$300,829

Long-Term Obligations	$0	$0	$0	$0	$0
Cash Dividends Declared
Per Share of Common Stock	$0	$0	$0	$0	$0

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

ACCOUNTANTS’ COMPILATION REPORT

To the Board of Directors and Stockholders
Excalibur Industries\

We have compiled the accompanying consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc. as of May 31, 2010, 2009, and 2008, and the related consolidated statements of operations and changes in retained earnings (deficit), and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management.  We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Maxfield Peterson, P.C.
Grand Junction, Colorado
July 2, 2010

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

Consolidated Balance Sheets
May 31, 2010, 2009 and 2008
(Unaudited)

	2010	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$65,842	$100,999	$113,733
Marketable securities	106,005	46,025	94,520
Interest receivable	276	1,354	749

Total Current Assets	172,123	148,378	209,002

Property and Equipment
Mining properties and interests	100,000	100,000	100,000
Furniture and fixtures	2,354	2,354	2,354
Mining equipment	1,347	1,347	1,347
	103,701	103,701	103,701
Accumulated depreciation	(3,661)	(3,661)	(3,661)
Total Property and Equipment	100,040	100,040	100,040
Other Assets
Deposits	60	60	60

Total Assets	$272,223	$248,478	$309,102

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Income tax payable	$100	$100	$100

Total Liabilities	100	100	100

Stockholders' Equity
Common stock - $.01 par value,
authorized 10,000,000 shares,
issued 6,319,307 shares including shares in treasury	63,193	63,193	63,193
Capital received in excess of par value	80,591	80,591	80,591
Retained earnings (deficit)	92,092	98,384	145,799
Accumulated other comprehensive income	36,352	6,315	19,524
Treasury Stock 10,100 shares at cost	(105)	(105)	(105)

Total Stockholders' Equity	272,123	248,378	309,002

Total Liabilities and
Stockholders' Equity	$272,223	$248,478	$309,102

See accompanying notes and accountants’ compilation report
Securities and Exchange Commission - Form 10-K

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
Years Ended May 31, 2010, 2009 and 2008
(Unaudited)

		2010		2009		2008

Revenues
Royalties	$	---	$	---	$	---

Operating Expenses
Mining and related expenses		---		---		---
General and administrative		15,136		60,437		21,408

Total Operating Expenses		15,136		60,437		21,408

Loss From Operations		(15,136)		(60,437)		(21,408)

Other Income (Expense)
Interest Expense		---		---		---
Interest and dividend income		9,432		9,223		13,616
Gain (loss) on sale of equity investments		(388)		3,899		---
		9,044		13,122		13,616

Loss Before Income Taxes		(6,092)		(47,315)		(7,792)

Provision For Income Taxes		200		100		100

Net Loss		(6,292)		(47,415)		(7,892)

Retained Earnings - Beginning of Year		98,384		145,799		153,691

Retained Earnings - End of Year		$92,092		$98,384		$145,799

Net Loss Per Share of Common Stock		$(0.0010)		$(0.0075)		$(0.0012)

Outstanding Number of Common Shares		6,319,307		6,319,307		6,319,307

See accompanying notes and accountants’ compilation report

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

Consolidated Statements of Cash Flows
Years Ended May 31, 2010, 2009 and 2008
(Unaudited)

		2010	2009	2008

Cash Flows From Operating Activities
Net loss		$(6,292)	$(47,415)	$(7,892)
Adjustments to reconcile net loss to net cash
provided by operating activities
(Increase) Decrease in:
Interest receivable		1,078	(605)	(749)
(Gain) loss on sale of equity investments		388	(3,899)	---

Net Cash Provided By (Used in)
Operating Activities		(4,826)	(51,919)	(8,641)

Cash Flows From Investing Activities
Purchase of investment securities		(35,387)	(39,710)	(74,996)
Proceeds from sale of equity investments		5,056	78,895	---

Net Cash (Used) Provided By
Investing Activities		(30,331)	39,185	(74,996)

Cash Flows From Financing Activities
Loans from shareholders		---	---	---

Net Cash Provided (Used) By
Financing Activities		---	---	---

Net decrease In Cash		(35,157)	(12,734)	(83,637)

Cash - Beginning of Year		100,999	113,733	197,370

Cash - End of Year		$65,842	$100,999	$113,733

Supplemental Disclosures
Income taxes paid		$200	$100	$100
Interest paid	$	---	---	---

See accompanying notes and accountants' compilation report.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

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

Depreciable Property and Equipment
Depreciable property and equipment are stated at cost.  Depreciation for income tax purposes are consistent with that used for financial statement purposes and has been computed using the straight-line method.

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

Earnings per share
Earnings per share of common stock are computed using the weighted average number of common shares outstanding during the period.  Primary and fully diluted earnings per share are shown as the same figure if the dilative effect of any common stock equivalents or convertible securities is less than three percent.  The Company currently has no dilative equivalents against income for financial statement purposes.  During the period ended May 31, 2010, the Company determined that its outstanding shares were actually 6,319,307.  Accordingly, the financial statements have been revised to reflect this correction.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Marketable Securities
   Cost and fair value of marketable securities at December 31, are as follows:

	2010	2009	2008
Cost	69,653	39,710	74,996
Fair value	106,005	46,025	94,520
Total gains in accumulated
Other comprehensive income	36,652	6,315	9.524

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

A summary of capitalized costs in the above properties as of May 31, 2010, 2009 and 2008 follows:

	2010	2009	2008
Uranium	$ 100,000	$ 100,000	$ 100,000

Note 4 - General and Administrative Expense

General and administrative expenses for the years ended May 31, 2009, 2008 and 2007 follows:

	2010	2009	2008
Reports and publications	1,531	1,685	1,040
Professional	8,313	49,242	12,602
Office expenses and travel	5,292	9,510	7,766

Total	$ 15,136	$ 60,437	$ 21,408

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

Notes to Consolidated Financial Statements
(Unaudited)

Note 5 - Income Taxes
Currently, no deferred income taxes payable (or receivable) are recognized as a result of timing differences in reporting income for financial accounting and tax purposes.

As of May 31, 2010, the Company has loss carry forwards of approximately $146,000 for Federal tax purposes and $192,000 for State tax purposes that may be offset against future taxable income (expiring on various dates through 2026).  A deferred tax benefit has not been recognized in the accompanying balance sheet due to the uncertainty of any future taxable income.  In addition, deferred income taxes are not affected as a result of statutory depletion deductions taken for tax purposes.

Note 6 - Litigation and Contingencies
In April 2004 the Company filed a complaint for damages and declaratory judgment versus Cleveland Cliffs Iron Company for unpaid royalty payments. Total litigation cost to the Company consists of a $25,000 advance payment for expenses to a law firm which has agreed to represent the Company on a contingency basis for its fee.

On May 27, 2005, this complaint was dismissed; however, the Company filed a plaintiffs’ objection to this finding on June 9, 2005.  The court dismissed the Company’s complaint and fined the Company $510,000 for a frivolous action penalty.  The Company believes that this fine is without merit and filed an appeal on December 6, 2005.

On November 22, 2006, the U. S. Appellate Court upheld the verdict and returned to the 10th District Court for review of the $510,000 fine.

On May 8, 2007, the U. S. District Court dropped the $510,000 fine and assessed Excalibur $3,465.00 court costs.

On February 12, 2008, the petition for verdict review to the U. S. Supreme Court was rejected.

On February 13, 2009, Both U. S. District Courts (Ohio & Wyoming) dismissed Excalibur’s complaints.

Contingency liability includes:
A)
$1,319,287.00 advance royalty owed to the Cleveland-Cliffs Iron Company from future royalties due MWM from any and all AMI production.  This obligation was satisfied by three different AMI operations – found to be invalid by Appellate Court ruling.

B)
$250,000.00 advance royalty owed to the Uranerz Energy Corporation from future production royalties due Excalibur from any of the following ore deposits:  Verna Ann; Niles Ranch; Hank; Willow Creek; Doughstick; and, Nichols Ranch.

C)	$100,000.00 in two payments of $50,000 each from future production royalties owed to Cliffs Natural Resources.
Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

Note 7 - Operating Funds

Company management has developed a plan to reduce or delay administrative costs to insure that the Company will continue to meet its obligations during the coming year, as well as a plan to obtain additional operating funds, if needed, through the sale of certain of its mining properties.

In the interim, Joseph P. Hubert, President and a major stockholder, has agreed to advance operating funds as needed, until other funds are available.

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a, b & e) Name	Age	Position
Joseph P. Hubert	78	President, Chief Executive Officer and
		Chairman of Board of Directors
Jack D. Powers	83	Vice President and Director
Joseph C. Kellogg	84	Vice Presieent/Treasurer and Director
Allan E. Nugent	64	Director
Marguerite H. emanual	76	Secretary

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

Allan E. Nugent is a partner and founder of the Salt Lake City based The Foresight Group LLC.  He has been actively engaged in the financial services industry for 35 years, licensed and does business in eight states.  He obtained his B. S. Degree in Geography at the University of Utah in 1968.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners:

		Amount and	Percent
		Nature of	of Class
	Name and Address	Beneficial	as of
Title of Class	of Beneficial Owner	Ownership	5/31/2010

Common	Joseph P. Hubert	1,179,000	18.66%
	1800 Lakeview Drive
	Duluth, MN 55803

Common	Allan E. Nugent	1,396,828	22.10%
	10238 South 2375 East	Direct
	Sandy, UTD 84092

Common	Arleen T. Ruggeri c/o Robert T. Ruggeri	816,591	12.92%
	14300 116th Place NE	Direct
	Kirkland, WA 98034

Common	Service Credit Corp	300,000	4.75%
	337 N. Main	Direct
	Layton, UT 84041

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (Continued)

(b)       Security Ownership of Management:

		Amount and	Percent
		Nature of	of Class
	Name and Address	Beneficial	as of
Title of Class	of Beneficial Owner	Ownership	5/31/2010

Common	Joseph P. Hubert	1,179,000	18.66%
Common	Joseph C. Kellogg	40,000.63%
Common	Marguerite H. Emanuel	100,000	1.58%
Common	Allan E. Nugent	1,396,828	22.10%

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
None

(b)       Certain Business Relationships
In February 2010 Excalibur initiated management discussions with Superior Mineral Resources LLC (SMR) of Hibbing, Minnesota.  SMR has a century of mineral resource management, largely positioned in the historic Lake Superior iron ore region.  Excalibur extended full disclosure to the staff of SMR which resulted in extraordinary mutual compatibility of dual purpose.

In April 2010 Excalibur withdrew further negotiations with SMR owing to Excalibur’s current financial status.

It is Excalibur’s opinion that SMR management, via this exercise, is more thoroughly familiar with Excalibur’s business model than anyone – anywhere.

This relationship must be regarded as of future safe harbor.

(c)       Indebtedness of Management
None

(d)       Transactions with Promoters
None

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	1.	Unaudited Consolidated Financial Statements for the fiscal years ended May 31, 2010, 2009 and 2008, including:
Accountants’ Compilation Report
Consolidated Balance Sheets
Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements

2.	None

3.           None

(b)	No reports on Form 8-K have been filed during the quarter ended May 31, 2010

(c)	None

(d)	None

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

EXCALIBUR INDUSTRIES

July 23, 2010	By: /s/ Joseph P. Hubert
Joseph P. Hubert
President, Chief Executive Officer
And Chairman of Board of Directors

July 23, 2010	By: /s/ Jack D. Powers
Jack D. Powers
Vice President and Director