Form 10-Q
period 2010-08-31
EXCALIBUR INDUSTRIES
filed 2010-09-13
CIK 201779

FORM 10 - Q For the Quarter ended AUGUST 31, 2010 Commission File Number 1-7602

EXCALIBUR INDUSTRIES
______________________________________________________________________________
(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:  UTAH

IRS Employer Identification Number:              87-0292122

Address or principal executive offices:          Post Office Box 3551, Duluth, Minnesota 55803

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

YES [X]                      NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

    August 31, 2010    Common Shares 6,319,307

EXCALIBUR INDUSTRIES	CONSOLIDATED BALANCE SHEET
Form 10-Q Part I	Unaudited
For the Periods Ending:

	Aug. 31, 2010	May 31, 2009
ASSETS	Unaudited
Cash, Savings Certificates, Treasury Bills	$171,718	$172,123
Notes and Accounts Receivable	0	0
Other Assets	0	0
Total Current Assets	$171,718	$172,123

Property, Equipment & Mineral Interests (See Note B)	103,701	103,701
Less Accumulated Depreciation	(3,661)	(3,661)
Total Fixed and Other Assets	$100,040	$100,040
Deposits	60	60
TOTAL ASSETS	$271,818	$272,223

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$100	$100
Other Liabilities Loan from Stockholder	0	0
Common Stock 0 $.01 Par Value, Authorized 10,000,000 Shares; 6,319,307 Shares issues; 6,319,307 Outstanding	63,193	63,193
Paid-In Capital in excess of Par	80,581	80,581
Retained Earnings	72,830	92,092
Treasury Stock	(105)	(105)
Total Shareholders’ Equity	271,713	272,123

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$271,818	$272,223

The accompanying notes are an integral
of these financial statements.
These financial statements are unaudited.

EXCALIBUR INDUSTRIES	CONSOLIDATED STATEMENTS
Form 10-Q Part I	OF INCOME, EXPENSE AND
RETAINED EARNINGS FOR
THE FISCAL QUARTER ENDED
For the Periods Ending:

	Aug. 31, 2010	Aug. 31, 2009
	Unaudited
REVENUES
Interest	$0	$0
Total Revenues	0	0
Cash, Treasury Bills + Stock	171,718	156,576
EXPENSES
Loan Repayment	$0	$0
General and Administrative	$1,488	$1,134
Professional Services	17,774	4,477
Property, Payroll and Other Taxes	0	0
Claim Fees	0	0
NET (LOSS)	(19,262)	(5,711)
Retained Earnings Beginning of Period	92,092	98,384

Retained Earnings at End of Period	72,830	150,865

Average Shares Outstanding During Period	6,319,307	6,319,307

NET GAIN (LOSS) PER SHARE	$(0.0008)	$(0.007)

The accompanying notes are an integral
of these financial statements.
These financial statements are unaudited.

EXCALIBUR INDUSTRIES	MANAGEMENT’S DISCUSSION AND ANALYSIS
Form 10-Q Part I	OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

ITEM 2

Material Changes in Financial Conditions
•	On November 22, 2006, the 10th District U. S. Court of Appeals upheld the adverse ruling of the U. S. District Court – remanded the $510,000.00 fine and later reduced to $3,465.00 court costs to MWM.
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
•
On Nov. 30, 2009 Plaintiffs Excalibur Industries (Mountain West Mines) upon recommendation from Council, Joseph P. Hubert agreed to a $100,000.00 settlement with the Cleveland Natural Resources Corp. – payable from royalty received from North Butte and Ruby Ranch deposits production in a two-year installment of $50,000.00 per year upon commencement of mining.

•
After six years of litigation – Four U. S. District Courts – One U. S. Court of Appeals and a U. S. Supreme Court petitions – All failed to uphold the clear terms of the MWM/Cliffs May 17, 1967 Option and Agreement.  Three judicial decisions are beyond explanation.  The resulting loss to Excalibur is historic in U. S. mining.

•	In 2010, U. S. District Court Judge Clarence Brimmer was cited in a U. S. Supreme Court petition for “Structural Error” in the Solon Verdict. Pending.
•
This is the same Judge Brimmer who ruled against MWM on July 13, 2005 denigrating the originator and sole architect of the Powder River Project as an “opportunist” and “fined” him $510,000.00 to teach him a lesson.

•	U. S. District Court Judge Clarence Brimmer is now on “Senior Status”. Excalibur (MWM) has reissued a petition to the Supreme Court of the United States.
•	Six wholly owned prospects have been optioned to Uranerz Energy Corporation with payment of $250,000.00 advance royalty due URZ.
•	The advance royalty payment is not subject to either State or Federal Taxes due to depletion and loss carry forward amount.

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

SECURITIES AND EXCHANGE COMMISSION
FORM 10Q -  EXCALIBUR INDUSTRIES – AUGUST 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	All loans have been repaid.
•	Registrant pays no wages.
•	Payment for professional services is scheduled when required: i.e. 10-K report - tax returns, SEC filing fee and attorney charges.
•	An attempt to appear before the United States Supreme Court for a review of the Appellate Court decision has been denied.
•
On August 17, 2010, Excalibur received fully executed documents in the exchange of its Drill Hole Library for 2,000,000 warrants of Uranerz Energy Corporation common stock strike price $3.00 - in increments of 500,000 shares in a four-year term.

•	Effective August 25, 2010, Uranerz executed a Shareholders Rights Plan – exercise price at U. S. $8.75/share.

NOTE A
•	The information in this report is unaudited and includes the consolidated financial information of Excalibur Industries and its wholly owned subsidiary, Mountain West Mines, Inc.

•	In the opinion of Management, the foregoing financial information fairly presents results of operations during the periods represented.

•	In the opinion of Management, all material adjustments have been recorded to arrive at the amounts reported, and all significant inter-company transactions have been eliminated from these statements.

NOTE B
•	Equipment includes capitalized acquisition costs of $2,354 at February 28, 2003 and at November 30, 2002.

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

•	Values for purposes of this financial statement as of February 28, 2003 and November 30, 2002.

Property and Equipment	$2,354
Mining Equipment	$1,347
Interest in Mining Properties	$108,106
Accumulated Depreciation	$(3,661)
TOTAL	$108,146

EXCALIBUR INDUSTRIES OTHER INFORMATION FORM 10-Q 08/31/10 PART 2

ITEM 4                      Submission of Matters to a Vote of Security Holders

a-c                      A)  Mr. John T. Morrow, CPA, will be scheduled for Directorship approval by the shareholders at the forthcoming Annual Meeting.

Mr. John T. Morrow, 67, is a CPA and private investor.  He served at the Chicago  Office of the SEC from 1987 thru 2006.  Born in Oak Park, IL, he attended Loyola Chicago, to obtain his degree in accounting, then working for Arthur Anderson; American Cyanamid; Touche Ross; a Wall Street bank subsidiary of CIT; and, Audit Manager of an industrial gas subsidiary of Houston Natural Gas.  He also served 27 years in the Navy/Army Reserves.

d                      None

ITEM 6                      Exhibits and Reports on Form S-K
a                      None
b                      No reports on Form 8-K were filed during the quarter ending August 31, 2010.

EXCALIBUR INDUSTRIES
Form 10-Q                                Part II

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCALIBUR INDUSTRIES, INC.
(Registrant)

Date: September 13, 2010	/s/ JOSEPH P. HUBERT
Joseph P. Hubert
President, Chief Executive Officer
and Chairman of Board of Directors

Date: September 13, 2010	Marguerite H. Emanuel
Secretary