Form 10-Q
period 2010-11-30
EXCALIBUR INDUSTRIES
filed 2010-12-27
CIK 201779

FORM 10 - Q For the Quarter ended NOVEMBER 30, 2010 Commission File Number 1-7602

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report); and, (2) has been subject to such filing requirements for the past 90 days.     YES x    NO o

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.     November 30, 2010   -    Common Shares 6,319,307

EXCALIBUR INDUSTRIES	CONSOLIDATED BALANCE SHEET
Form 10-Q
Part I	For the Periods Ending:

Unaudited

	Nov. 30, 2010	Aug. 31, 2010
ASSETS
Cash, Savings Certificates, Treasury Bills	$183,757	$171,718
Notes and Accounts Receivable	0	0
Other Assets	0	0
Total Current Assets	$183,757	$171,718

Property, Equipment & Mineral Interests (See Note B)	103,701	103,701
Less Accumulated Depreciation	(3,661)	(3,661)
Total Fixed and Other Assets	$100,040	$100,040
Deposits	60	60
TOTAL ASSETS	$283,857	$271,818

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$100	$100
Other Liabilities Loan from Stockholder	0	0
Common Stock 0 $.01 Par Value, Authorized 10,000,000 Shares; 6,319,307 Shares issues; 6,319,307 Outstanding	63,193	63,193
Paid-In Capital in excess of Par	80,581	80,581
Retained Earnings	67,170	72,830
Treasury Stock	(105)	(105)
Total Shareholders’ Equity	283,752	271,713

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$283,857	$271,818

The accompanying notes are an integral of these financial statements.
These financial statements are unaudited.

EXCALIBUR INDUSTRIES	CONSOLIDATED STATEMENT
Form 10-Q	OF INCOME, EXPENSE
Part I	AND RETAINED EARNINGS FOR THE FISCAL QUARTERS ENDED

Unaudited

	Nov. 30, 2010	Nov. 30, 2009
REVENUES
Interest	$0	$0
Total Revenues	0	0
Cash, Treasury Bills + Stock	183,757	167,200
EXPENSES
Loan Repayment	$0	$0
General and Administrative	$2,827	$2,343
Professional Services	2,833	879
Property, Payroll and Other Taxes	0	0
Claim Fees	0	0
NET (LOSS)	(5,660)	(3,222)
Retained Earnings Beginning of Period	72,830	150,865

Retained Earnings at End of Period	67,170	147,643

Average Shares Outstanding During Period	6,319,307	6,319,307

NET GAIN (LOSS) PER SHARE	$(0.010)	$(0.009)

The accompanying notes are an integral of these financial statements.
These financial statements are unaudited.

EXCALIBUR INDUSTRIES	MANAGEMENT'S DISCUSSION AND ANALYSIS
Form 10-Q 11/30/10	OF FINANCIAL CONDITION AND RESULTS
Part I	OF OPERATIONS

Unaudited

ITEM 2

Material Changes in Financial Conditions
Ÿ	On November 22, 2006, the 10th District U. S. Court of Appeals upheld the adverse ruling of the U. S. District Court – remanded the $510,000.00 fine and later reduced to $3,465.00 court costs to MWM.
Ÿ
On July 15, 2009, the 10th District Court dismissed the Plaintiff’s (MWM & Joseph P. Hubert) law suit against The Cleveland-Cliffs Iron Co. (Cliffs Natural Resources) with the obligation of an undisclosed court cost.

Ÿ	No appeal is scheduled.
Ÿ	On July 30, 2009, the two law firms representing the Defendant (Cliffs) filed attorney fee charges against the Plaintiff for $349,462.00 in the 10th District Court of Wyoming.
Ÿ	On August 13, 2009, Plaintiff attorneys filed a brief in opposition to Cliffs attorney fees in the 10th District Court of Wyoming.
Ÿ
On Nov. 30, 2009 Plaintiffs Excalibur Industries (Mountain West Mines) upon recommendation from Council, Joseph P. Hubert agreed to a $100,000.00 settlement with the Cleveland Natural Resources Corp. – payable from royalty received from North Butte and Ruby Ranch deposits production in a two-year installment of $50,000.00 per year upon commencement of mining.

Ÿ
After six years of litigation – Four U. S. District Courts – One U. S. Court of Appeals and a U. S. Supreme Court petitions – All failed to uphold the clear terms of the MWM/Cliffs May 17, 1967 Option and Agreement.  Three judicial decisions are beyond explanation.  The resulting loss to Excalibur is historic in U. S. mining.

Ÿ	In 2010, U. S. District Court Judge Clarence Brimmer was cited in a U. S. Supreme Court petition for “Structural Error” in the Solon Verdict. Pending.
Ÿ
This is the same Judge Brimmer who ruled against MWM on July 13, 2005 denigrating the originator and sole architect of the Powder River Project as an “opportunist” and “fined” him $510,000.00 to teach him a lesson.

Ÿ	U. S. District Court Judge Clarence Brimmer is now on “Senior Status”. Excalibur (MWM) has reissued a petition to the Supreme Court of the United States. Nothing has been received.
Ÿ	Six wholly owned prospects have been optioned to Uranerz Energy Corporation with payment of $250,000.00 advance royalty due URZ.
Ÿ	The advance royalty payment is not subject to either State or Federal Taxes due to depletion and loss carry forward amount.
Ÿ
AMI royalty obligations, as clearly stated in the MWM/Cliffs 1967 Agreement, due Excalibur directly from Cliffs amount to 4% on some 26,000,000 pounds of yellow cake produced through year 2009.  Total royalty due in excess of $70,000,000.00 plus interest plus penalty.

Ÿ
Cliffs “sales” agreements were “validated” by the Appellate Court ruling 11/22/06.  Sales agreement terms lock Cliffs into mineral right obligations to MWM, AMI royalty payments to MWM by Successor in Interest, and Successor in Interest AMI guaranties.

Material Changes in Results of Operations
Ÿ
The Cleveland, Ohio Law Firm of Mansour, Gavin, Gerlack & Manas Co. L.P.A. has agreed to represent Excalibur in legal proceedings against The Cleveland-Cliffs Iron Company.  The lawsuit was filed in August.  Excalibur has paid $50,000.00 for expenses and MGGM is retained on a contingency basis.

Ÿ	On November 30, 2009, MGGM LPA completed their legal association with Excalibur.
Ÿ	The SEC has requested corporate information. A complete background file has been forwarded to the SEC. To date no response has been received.
Ÿ
On July 25th, URZ received a positive independent assessment on Excalibur’s royalty projects, Nichols Ranch & Hank ISL deposits.  Annual royalty income is projected to begin in 2011 for a period of five years – spot price of yellow cake is $60.

SECURITIES AND EXCHANGE COMMISSION
FORM 10Q -  EXCALIBUR INDUSTRIES – NOVEMBER 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ÿ	All loans have been repaid.
Ÿ	Registrant pays no wages.
Ÿ	Payment for professional services is scheduled when required: i.e. 10-K report - tax returns, SEC filing fee and attorney charges.
Ÿ	An attempt to appear before the United States Supreme Court for a review of the Appellate Court decision has been denied.
Ÿ
On August 17, 2010, Excalibur received fully executed documents in the exchange of its Drill Hole Library for 2,000,000 warrants of Uranerz Energy Corporation common stock strike price $3.00 - in increments of 500,000 shares in a four-year term with a 6 month holdout period.

Ÿ	Effective August 25, 2010, Uranerz executed a Shareholders Rights Plan – exercise price at U. S. $8.75/share. Current URZ stock price $3.99.

NOTE A
Ÿ	The information in this report is unaudited and includes the consolidated financial information of Excalibur Industries and its wholly owned subsidiary, Mountain West Mines, Inc.

Ÿ	In the opinion of Management, the foregoing financial information fairly presents results of operations during the periods represented.

Ÿ	In the opinion of Management, all material adjustments have been recorded to arrive at the amounts reported, and all significant inter-company transactions have been eliminated from these statements.

NOTE B
Ÿ	Equipment includes capitalized acquisition costs of $2,354 at February 28, 2003 and at November 30, 2002.

Ÿ
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

Ÿ	Values for purposes of this financial statement as of February 28, 2003 and November 30, 2002.

Property and Equipment	$2,254
Mining Equipment	$1,347
Interest in Mining Properties	$108,106
Accumulated Depreciation	$(3,661)

TOTAL	$108,146

EXCALIBUR INDUSTRIES OTHER INFORMATION FORM 10-Q 11/30/10 PART 2

ITEM 4                      Submission of Matters to a Vote of Security Holders
A)  Mr. John T. Morrow, CPA - Directorship was approved by the shareholders at the
                                 Annual Meeting.

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

B)  Mr. Bruce H. Sederberg, 55, B.A. Degree in Business, University of Minnesota, owner operator of H. Christensen Co. since 1978.  Mr. Sederberg’s Directorship was approved by the shareholders at the Annual Meeting.

ITEM 6                      Exhibits and Reports on Form S-K
a                      None
b                      No reports on Form 8-K were filed during the quarter ending November 30, 2010.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q                                Part II

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCALIBUR INDUSTRIES
(Registrant)

Date:  December 27, 2010                                                                                      /s/ Joseph P. Hubert
Joseph P. Hubert
President, Chief Executive Officer
and Chairman of Board of Directors

Date:  December 27, 2010                                                                                     /s/ Marguerite H. Emanuel
Marguerite H. Emanuel
Secretary