Form 10-Q
period 2011-02-28
EXCALIBUR INDUSTRIES
filed 2011-03-09
CIK 201779

FORM 10 - Q For the Quarter ended FEBRUARY 28, 2011 - Commission File Number 1-7602

EXCALIBUR INDUSTRIES
(Exact name of registrant as specified in its charter)

UTAH			87-0292122
(State or other jurisdiction			(IRS Employer
of incorporation or organization)			Identification No.)

	Address or principal executive offices:	Post Office Box 3551
Duluth, Minnesota 55803

	Phone Number:	(218) 724-4711

	E-Mail Address:	mhubert1@msn.com

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

YES ☒                               NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

February 28, 2011             6,319,307

EXCALIBUR INDUSTRIES
Form 10-Q   Part I
CONSOLIDATED BALANCE SHEET
Unaudited

For the Periods Ending:
	Feb. 28, 2011	Nov. 30, 2010
ASSETS
Cash, Savings Certificates, Treasury Bills	$192,072	$183,757
Notes and Accounts Receivable	0	0
Other Assets	0	0
Total Current Assets	$192,072	$183,757

Property, Equipment & Mineral Interests (See Note B)	103,701	103,701
Less Accumulated Depreciation	(3,661)	(3,661)
Total Fixed and Other Assets	$100,040	$100,040
Deposits	60	60
TOTAL ASSETS	$292,172	$283,857

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$100	$100
Other Liabilities Loan from Stockholder	0	0
Common Stock 0 $.01 Par Value, Authorized 10,000,000 Shares; 6,319,307 Shares issues; 6,319,307 Outstanding	63,193	63,193
Paid-In Capital in excess of Par	80,581	80,581
Retained Earnings	64,624	67,170
Treasury Stock	(105)	(105)
Total Shareholders’ Equity	292,067	283,752

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$292,172	$283,857

The accompanying notes are an integral
of these financial statements.
These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q                                Part I
CONSOLIDATED STATEMENT OF INCOME, EXPENSE
AND RETAINED EARNINGS
(Unaudited)
For the Fiscal Quarters Ended:
	Feb. 28, 2011	Feb. 28, 2010
REVENUES
Interest	$0	$0
Total Revenues	0	0
Cash, Treasury Bills + Stock	192,072	178,773
EXPENSES
Loan Repayment	$0	$0
General and Administrative	$2,070	$789
Professional Services	476	279
Property, Payroll and Other Taxes	0	0
Claim Fees	0	0
NET (LOSS)	(2,546)	(1,068)
Retained Earnings Beginning of Period	67,170	147,643

Retained Earnings at End of Period	64,624	146,579

Average Shares Outstanding During Period	6,319,307	6,319,307

NET GAIN (LOSS) PER SHARE	$(0.010)	$(0.0002)

The accompanying notes are an integral
of these financial statements.
These financial statements are unaudited.

EXCALIBUR INDUSTRIES MANAGEMENT’S DISCUSSION AND ANALYSIS FORM 10-Q 02/28/11 PART 1 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
•
This is the same Judge Brimmer who ruled against MWM on July 13, 2005 denigrating Joseph P. Hubert, the originator, sole architect, and field manager of the Powder River Project as an “opportunist” and “fined” him $510,000.00 to teach him a lesson.

•	U. S. District Court Judge Clarence Brimmer is now on “Senior Status”. Excalibur (MWM) has reissued a petition to the Supreme Court of the United States. Petition refused.
•	Six wholly owned prospects have been optioned to Uranerz Energy Corporation with payment of $250,000.00 advance royalty due URZ.
•
AMI royalty obligations, as clearly stated in the MWM/Cliffs 1967 Agreement, due Excalibur directly from Cliffs amount to 4% on some 26,000,000 pounds of yellow cake produced through year 2009.  Total royalty due in excess of $70,000,000.00 plus interest plus penalty.

•
On January 13, 2011 Excalibur Director, John Morrow, CPA, met with U. S. Security Exchange officials in Chicago.  A presentation of documentary evidence was furnished regarding these undisclosed contingency liabilities.

•
Cliffs “sales” agreements were “validated” by the Appellate Court ruling 11/22/06.  Sales agreement terms lock Cliffs into mineral right obligations to MWM, AMI royalty payments to MWM by Successor in Interest, and Successor in Interest AMI guaranties.  MWM never sold a single acre of mineral rights to Cliffs; and, Cliffs has never given MWM prior notice of any Joint Venture arrangements.

Material Changes in Results of Operations
•
The Cleveland, Ohio Law Firm of Mansour, Gavin, Gerlack & Manas Co. L.P.A. has agreed to represent Excalibur in legal proceedings against The Cleveland-Cliffs Iron Company.  The lawsuit was filed in August.  Excalibur has paid $50,000.00 for expenses and MGGM is retained on a contingency basis.

•	On November 30, 2009, MGGM LPA completed their legal association with Excalibur.
•	The SEC has requested corporate information. A complete background file has been forwarded to the SEC. To date no response has been received.
•	On January 24, 2011 the U. S. Nuclear Regulatory Commission completed a favorable Supplemental Environmental Impact Statement (SEIS) on the Nichols Ranch deposit.

SECURITIES AND EXCHANGE COMMISSION
FORM 10Q -  EXCALIBUR INDUSTRIES – FEBRUARY 28, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Excalibur 8% Royalty Uranerz holdings are as follows:
Nichols Ranch indicated 2,949,546 lbs. (.114%)
Hank – measured & indicated 2,236,050 lbs. (.123%)
Inferred 246,753 lbs. (.039%)
Doughstick (15% of Jane Dough)
Measured and indicated 410,314 lbs. (.108%)
Inferred 36,036 lbs. (.08%)

•
On January 12, 2011 Excalibur signed a Letter of Intent with Meriden Engineering LLC (subsidiary of Superior Minerals Resources LCC) for management services as defined in Services Agreement.  Excalibur has no royalty income at present and management services will commence upon receipt of same or will be terminated within a year, January 11, 2012, should there be no royalty payments.

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

•	Effective August 25, 2010, Uranerz executed a Shareholders Rights Plan – exercise price at U. S. $8.75/share. Current URZ stock price $5.10.

NOTE A
•	The information in this report is unaudited and includes the consolidated financial information of Excalibur Industries and its wholly owned subsidiary, Mountain West Mines, Inc.
•	In the opinion of Management, the foregoing financial information fairly presents results of operations during the periods represented.
•	In the opinion of Management, all material adjustments have been recorded to arrive at the amounts reported, and all significant inter-company transactions have been eliminated from these statements.

NOTE B
•	Equipment includes capitalized acquisition costs of $2,354 at February 28, 2003 and at November 30, 2002.
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

EXCALIBUR INDUSTRIES OTHER INFORMATION FORM 10-Q 02/28/11 PART 2

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

ITEM 6                      Exhibits and Reports on Form S-K
a                      None
b                      No reports on Form 8-K were filed during the quarter ending February 28, 2011.

These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q                                Part II

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCALIBUR INDUSTRIES
(Registrant)

Date: March 9, 2011	/s/ Joseph P. Hubert
Joseph P. Hubert
President, Chief Executive Officer
and Chairman of Board of Directors

Date: March 9, 2011	/s/ Marguerite H. Emanuel
Marguerite H. Emanuel
Secretary