Form 10-K
period 2011-05-31
EXCALIBUR INDUSTRIES
filed 2011-07-01
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011	Commission file Number 1-7602

EXCALIBUR INDUSTRIES
(Exact name of registrant as specified in its charter)

UTAH	87-0292122
State or jurisdiction	IRS Employer
of incorporation or organization	Identification No.

Address of principal executive offices	Post office Box 3551
Duluth, Minnesota 55803

Registrant’s telephone number	(218) 724-4711

E-Mail address	mhubert1@msn.com

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each exchange on which registered
Common stock (Par value
$0.01 per share)	None

Securities registered pursuant to Section 12(g) of the Act	None

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of May 31, 2011, the registrant had total outstanding shares of 6,319,307, $0.01 par value common stock.  On March 15, 2011, Mr. John T. Morrow CPA was granted Twenty-Five Thousand (25,000) shares of common stock warranty – strike price of 1.00/share – term ten years.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

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

The nuclear power industry has once again suffered a world-wide set-back due to the events at Japan’s Fukushima Paiichi Power Station.  The market for supplying the current world need for uranium fuel shouldn’t be affected – short term.

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

Excalibur (MWM) filed lawsuit against Cleveland-Cliffs Iron Company in the U. S. District Court for the Northern District of Ohio.  On February 13, 2009 the case was ordered back to U. S. District Court of Wyoming without a rul ing.

August 2009 the Wyoming District Court barred MWM from bringing a lawsuit against Cleveland-Cliffs “res judicata”.  No appeal was filed.  Court further approved of a $349,462 attorney fee against MWM.

On December 10, 2009, MWM settled this $349,462 --attorney fee charge with Cliffs Natural Resources.  Payment made from monies to be received from Power Resources royalty due MWM payable $50,000.00 per year for two years – total $100,000.00.

In an attempt to enforce the clear and unambiguous terms of the Option and Agreement Cliffs & MWM May 17, 1967, et al, MWM failed in six separate lawsuits:

1.	May 27, 2005 Wyoming District Court – Magistrate William Beaman
2.	July 13, 2005 Wyoming District Court – Judge Clarence Brimmer
3.	November 26, 2006 U. S. Court of Appeals 10th Circuit – Circuit Judges Lucero, Siler, & O'Brien
4.	February 12, 2008 Supreme Court of the United States
Plaintiff Pleading for Verdict Review
submitted by Joseph P. Hubert, CPG, President Excalibur Industries
        February 13, 2009 Northern District Court of Ohio – Judge Ann Aldrich
5.	July 19, 2009 Wyoming District Court rejected lawsuit – Judge Clarence Brimmer

At no time did the architect and prime mover of this largest exploration project in U. S. mining history, Mr. Joseph P. Hubert, CPG, ever appear before a jury.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

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

B.	The Cleveland-Cliffs Iron Company (Cliffs Natural Resources Corp.)
Excalibur (Mountain West Mines Inc.) entered into an Option and Agreement dated May 17, 1967, an Addendum dated August 29, 1967, an Addendum dated August 31, 1968, and a Deed and Agreement dated October 20, 1976 with the Cleveland-Cliffs Iron Company.  MWM did not transfer, pledge or sell any mineral rights to Cliffs – only exclusive operating rights.

Excalibur (MWM) retained a 4% yellow cake royalty on all production resulting from the operations of the Cleveland-Cliffs Iron Company,  its assigns and/or its Successor in Interest within an Area of Interest  (AMI) defined as Townships 33 through 50 North of Ranges 69 through 79 West, 6th principal meridian – a common business franchise restriction for protection for both principals. (See map)   The Collins Draw ISL pilot program produced a minor royalty credit to Excalibur.

In 1986, failing the contractual obligation of furnishing Excalibur with prior written notification, the Cleveland-Cliffs Iron Company assigned its operating rights to the Ruby ranch project subject to the terms and conditions of MWM/Cliffs agreements to Magnox Electric plc (UK) subsidiary Central Electricity Generating Board Exploration (America) (CEGB).  Cliffs retained reimbursement responsibility for Area of Interest royalty obligation to Excalibur payable by its Successor in Interest within the Area of Interest, less subject lands.  In the event of project abandonment by CEGB (et al), operating rights must be reassigned to Cliffs.  Cliffs remains responsible for the contract terms to this day.

In 1987, failing the contractual obligation of furnishing Excalibur with prior written notification, the Cleveland-Cliffs Iron Company assigned its operating rights to the Greasewood Creek and North Butte projects subject to the terms and conditions of the MWM and Cliffs agreements to Uranerz USA, Inc. (Germany).  Cliffs retained reimbursement responsibility for Area of Interest royalty obligations to Excalibur payable by its Successor in Interest within the Area of Interest less subject lands.  In the event of project abandonment by Uranerz, must be reassigned to Cliffs.  Cliffs remains responsible for the contract terms to this day.

Cliffs sold Excalibur’s advance royalty credit of some $1,319,287 to Uranerz USA (Germany) – again no prior notification.

Securities and Exchange Commission - Fporm 10-K
Excalibur Industries - May 31, 2011

CORPORATE ASSETS
POWDER RIVER URANIUM DISTRICT – WYOMING

1.
The principal asset of Excalibur Industries is the uranium mineral ownership of all Area of Mutual Interest (AMI) projects as established by the May 17, 1967 Option & Agreement between Mountain West Mines and The Cleveland-Cliffs Iron Company.

2.	The December 9, 2005 Option & Sales Agreement on some 14,000 acres of mineral rights – Excalibur Industries/Uranerz Energy Corporation.

3.
On August 17, 2010, Excalibur traded its Powder River Drill Hole Library to Uranerz Energy Corporation (URZ) for two million share warrants of URZ stock – strike price $3.00 – four-year term with scheduled execution.

4.
The May 17, 1967 Option and Agreement – MWM/Cliffs has multiple illicit violations of contract terms.  Some five court attempts by Excalibur have failed to rectify this the largest legal conflict in U. S. mining history.  The adverse Appellate Court ruling did, however, in an adjunct ruling, validated the “Buyer/Cliffs agreements.  Cliffs remains totally accountable.

5.
The August 22, 1973 Mining Deed/MWM – American Nuclear (ANC) Corporation transferred some 400 unpatented mining claims to ANC with a reserve 2 ½% royalty to MWM.  ANC later entered into a Joint Venture with T.V.A.  The ANC/TVA mineral acreage changed hands several times.  June 11, 1999, Pathfinder (Cogema) acknowledged ownership with 2 ½% royalty obligations to MWM.  In August 2010, project changes suggest via Uranium One, the Russian ARMZ (Rosatom) now controls Uranium One Powder River Basin holdings, all now subject to AMI 4% royalty to Excalibur.

A. 2011 Cliffs Royalty Obligations to Excalibur As Agreed to in the 1967 Option:
Agreement of May 17, 1967 – MWM/Cliffs
1.	8% yellow cake on: North Butte/Brown deposit – 2002 – approx. 26,000,000 lbs.
                                            Greasewood deposit – 2002 – 4,000,000 lbs.
        4% yellow cake on:  Ruby Ranch deposit – 2002 – 6,400,000 lbs.
                                         :  Highland deposit  and
                                         :  Smith Ranch deposit – 2005 – 25,000,000 lbs.
                                         :  Ruth deposit – 2005 – 800,000 lbs.
                                         :  Reynolds Ranch – 2005 – 16,000,000 lbs.

2.	4% yellow cake on: Brown Ranch deposit - and
                                 : Irigaray deposit - and
                                                         : Christensen deposit – 1998 – 2,800,000 lbs.

B.   2011 ARMZ royalty obligation to Excalibur as agreed to in the Mining Deed of August 22, 1973 MWM/American Nuclear Corporation (ANC) – 2 ½% yellow cake on Brown Ranch Deposit – in 400 plus claim block

Securities and Exchange Commission - Form 10K
Excalibur Industries - May 31, 2011

C.   2011 Uranerz Energy Corporation (URZ) obligation to Excalibur as agreed to in the Option and Purchase Agreement of December 9, 2005 – Excalibur has a $250,000.00 advance royalty obligation to URZ

8% yellow cake on:  Nichols Ranch deposit – 2010 – 2,950,000 lbs
    Hank deposit 2010 – 2,250,000 lbs.
                                                    Doughstick deposit – 2011 – 500,000 lbs.

Cliffs AMI royalty obligations of 4% per pound yellow cake production has not been paid.  The AMI production by Cliffs joint venture/successor in interest as recorded by Wyoming State Mine Inspectors:

Power Resources (CEGB)				Cogema (Pathfinder)
Year		Mine		Year		Mine
	Highland				Irrigary
1989		742,000		1990		33,400
1990		1,000,000		1991		58
1991		500,000		1994		342,400
1992		992,000		1997		507,800
1993		821,513		1998		340,000
1994		811,200		1999		185,000
1995		866,000		2000		64,000
1996		1,180,000		2001		38,000
1997		1,551,361		2002		33,000
1998		1,126,000		2003		24,000
1999		2,580,000		2004		8,000
2000		880,000		2005		3,000
2001		695,000
2002		880,000

Highland & Smith (Cameco-Power Resources-Pathfinder				Smith Power Resources (Cameco)
2002		250,000		2005		1,294,000
2003		1,200,000		2006		2,044,000
2004		1,225,000		2007		2,400,000
				2008		1,200,000
				2009		1,800,000

			TOTALS: 26,312,000 lbs.
			VALUE: $1,600,000,000

		ROYALTY DUE: $65,000,000 plus 7% Compound Interest

	Total of current undisclosed contingency liabilities due Excalibur: $200,000,000+

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

C.   Uranerz Energy Corporation - Vancouver, BC Canada (not to be confused with Uranerz USA) on December 9, 2005, Excalibur optioned its 44 unpatented mining claims in Powder River to Uranerz Energy.  Option term is three years, with the commitment of $750,000.00 field expenditures and an advance royalty payment of $250,000.00.  Excalibur is very fortunate in securing the extensive expertise of Uranerz management and ISL operations.

Uranerz has announced uranium resources of some 2,500,000 lbs. on the Hank project.  The Nichols Ranch and Doughstick resources total more than 5,000,000 lbs.  State and Federal mining licenses and permit applications for ISL production were filed in December 2007.  Excalibur/Uranerz contract has a yellow cake royalty of 8%.  (See maps)

D.  MWM sold American Nuclear Corporation 400+ unpatented claims with a retained 2½% yellow cake royalty.  These claims have been transferred to several owners during the depressed uranium industry year.  The last correspondence citing ownership was on June 11, 1999 from Pathfinder Cogema).

Pathfinder having purchased the Uranerz USA/Cliffs – Joint Venture Agreement (North Butte/Greasewood deposits) assumes the legal status of Joint Venture to Cliffs i.e. successors in interest, legal representative and assigns of the respective parties.  No prior notice was received by MWM – Cliffs is totally responsible to MWM for its Joint Venture activities.  To date, Cliffs is in total violation of the contract terms.

Royalty obligations to MWM by Cliffs are as follows:

Cliffs – AMI – 4%   Irigary
Cliffs – AMI – 4%   Christensen Ranch
Cliffs – AMI – 4% <> 6 ½% Brown Ranch (note:  if Brown deposit was sold to Cameco, then the total royalty is 10½%)
MWM – UNG – 2½%
(Cliffs – AMI – 4% Cameco/Cliffs)

Note:  Pathfinder “sold” these operating rights to Greasewood and North Butte deposits to
                     Cliffs’ joint venture partner, Cameco, which carried the AMI royalty of 4%.  Cliffs is now contractually responsible to MWM for this 4% and joint venture contract via CEGB of 4%
                     royalty.  Total of 8% on North Butte’s some 25,000,000 lbs. reserves and resources.

Recent reported project transactions between Uranium One and Russian JSC
                     Atomredmetzoloto (ARMZ) has transferred these rights but not the obligations.

E.   On August 17, 2010, Excalibur Industries Powder River Drill Hole Library of some 6,000,000 feet of electric logs and drill hole location maps were exchanged for 2,000,000 warrants of Uranerz Energy Common Stock.

Pertinent exchange items are as follows:
1)	2,000,000 share warrants – divided into four parcels.
2)	Strike Price of $3.00/share.
The following is the four warrant exercise schedule:
A)	500,000 shares @$3.00 anytime between now and June 30, 2014.
B)	500,000 shares @$3.00 anytime between July 1, 2011 and June 30, 2014.
C)	500,000 shares @$3.00 anytime between July 1, 2012 and June 30, 2014.
D)	500,000 shares @$3.00 anytime between July 1, 2013 and June 30, 2014.
Note:  There is a 6 month “hold” restriction upon each warrant at exercise date.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

3)	The 2,000,000 shares are now registered with the American Stock Exchange.
4)	On August 25, 2010, the URZ Board of Directors issued a Shareholder Rights Plan which sets an Exercise Price at US $8.75/share in any future takeover event.
5)	The four warrant parcels are stored at Wells Fargo Bank NA safe deposit vault, Duluth, MN
6)	The warrants can only be redeemed at the direction of Excalibur’s Board of Directors.
7)
 Current access to the Safe Deposit Storage is limited to:  Mr. Dexter A. Larsen, Atty/Fryberger, Buchanan, Smith & Frederick  P. A. 302 W. Superior Street, Ste. 700, Duluth, MN 55802; and Joseph P. Hubert, President Excalibur Industries.

8)	Mr. Dexter A. Larsen has agreed to exercise the warrants, during their time frame, with proper written authorization from Excalibur’s Board of Directors.

Note:  There is no restriction on Excalibur’s right to sell the warrants to a third party at any time.

Excalibur is appreciative of the effort and expertise of Mr. Dexter A. Larsen, Esq. during these negotiations.  We feel confident the documents are sound and will be time worthy.

Due to Nuclear Power Plant events in Japan and the delay in Uranerz mill permits, the current price of uranium is 57.75/lb. and Uranerz Energy stock is trading at $3.03 (AMEX).

ITEM 2 – PROPERTIES

Excalibur (MWM) never sold a single acre of mineral rights in the AMI to Cliffs.  The over 300 square miles of mineral ownership by Excalibur was largely lost due to failure to pay BLM because of the loss of AMI royalty income in the U. S. Court of Appeals ruling.

Cameco Resources does not own the mineral rights to North Butte/Brown, Ruby Ranch and Greasewood deposits.  Cliffs had only operating rights to these projects.  Excalibur has never been notified by Cliffs to even the transfer of specifically cited privilege.  This ownership claim is a falsehood.

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

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

North Butte Deposit Area
Pfister Patent - 49-77-0019	222,420 acres
Brown Patent - 49-77-0022	730,016 acres
952,436 acres

Surface acres included with mineral acres	309,000 acres

Greasewood Creek Deposit Area
Greasewood Creek Patent - 49-75-0068	646,596 acres
Surface acres	0.000 acres

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

Excalibur retains a 2 ½ % yellow cake royalty from the ANC contract.  Pathfinder sold the Brown deposit to Cameco (Power Resources) which carried a 4% yellow cake AMI royalty.

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

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

Independent review by NI 43-101 qualified persons summary as follows:

Nichols Ranch:  2,949,546 lbs.  Grade 0.114  U3O2
Hank:  2,236,050 lbs.  Grade 0.123  U3O2
Doughstick:  in preparation (estimated 520,000 lbs. grade 0.067 U3O8)
Note:  GT .20

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

On November 22, 2006, the U. S. Appellate Court ruled the AMI obligations of the MWM/Cliffs Agreement were unenforceable and erased some $50,000,000.00 of past-due royalty and interest payment.  This incredible ruling basically gutted the MWM/Cliffs contract and left the MWM owned deposits of North Butte, Greasewood, Ruby, and Brown in the hands of Cameco.  The Appellate Court returned for review of the $510,000.00 fine.  On May 8, 2007, the U. S. District Court dropped the $510,000.00 fine and charged MWM $3,465.00 in court costs.

The Lindquist & Vennum law firm has fulfilled all of its obligations to Excalibur and no longer represents the corporation in the MWM/Cliffs contract dispute.

Securities Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

On December 7, 2007 and July 15, 2010, on behalf of Excalibur CEO Joseph P. Hubert submitted to The Chief Justice of the Supreme Court of the United States a pleading for verdict review of these court decisions.  On February 12, 2008 the Office of the Clerk rejected our requests and returned the petition.  On February 17, 2011, the Office of the Clerk rejected our seventh request and returned the petition.

On July 29, 2008, the Cleveland, Ohio law firm of Mansour, Gavin, Gerlack & Manas Co. L.P.A. agreed to represent Excalibur in legal proceedings against the Cleveland-Cliffs Iron Company.  The lawsuit was filed in August.  Excalibur has paid $50,000.00 for expenses and MGGM is retained on a one-third (33 1/3%) contingency basis.

The law suit was rejected by both U. S. District Courts (Ohio & Wyoming) and Excalibur committed to pay Cliffs legal costs of $100,000.00 from future royalties.

The law firm of Mansour, Gavin, Gerlock & Manas CO, LPA has fulfilled all of its obligations to Excalibur and no longer represents the corporation in the MWM/Cliffs contract dispute.

The following is the 2011 brief summary of the MWM/Cliffs 1967 Option and Agreement Contract highlights.  MWM until a uncertified letter by Cliffs attorney, Susanne E. Dickerson 2/4/2011 had never received any notice of any kind of Joint Venture Agreements entered into by Cliffs from the start of Cliffs 1967 Agreement.  MWM is not now nor ever has been “chargeable” to those relationships.  Cliffs is totally responsible for all contract terms.
1.	MWM/Cliffs Agreements and Deeds Agreement not assignable in whole or in part without prior written notice by Cliffs et al:
-Cliffs never noticed with the Magnox (CEGB) or the Uranerz sales.
-Cliffs never noticed with the Getty Agreements (Note:  Getty clause depicted as an independent)
-Magnox (CEGB) never noticed with the Power Resource Agreement.
-Magnox (PR) never noticed with the Cameco sales.
-Uranerz never noticed with the Cogema (PMC) sales agreement.
-Cogema (PMC) never noticed with Cameco (PR) sales.
2.  Contract Third Party Contingency:
-Contract binding upon successor in interest, legal representatives, and assigns of the respective parties hereto.
-1986/Veillette memo states forthcoming sales adhere to the MWM Agreements.
          -Cliffs royalty reassurances by “all lands in the Powder River Basin – by whomsoever”
3.  Area of Mutual Interest T33-50N R69-79W
-Proposed by Cliffs to reduce MWM 7 1/2% royalty on some 25,000,000# to 4% and to eliminate area competition from MWM.
-All AMI mineral acquisitions were subject to reassignment to MWM.
4.  Mineral Rights Reassignment:
-No mineral rights in the AMI were ever sold to Cliffs et al. – only operating rights.
-All AMI mineral rights acquired by Cliffs et al were subject to reassignment notice 60 days prior to term.
-No AMI mineral rights could be abandoned without MWM authorization.
-Cliffs transferred mineral rights were subject to reassignment to Cliffs with a 90-day notice prior to term.
                           -Thousands of acres of mineral rights have been abandoned by Cameco and Cogema without MWN authorization.
-Cogema abandoned the Pine Tree project without proper notice.

Securities Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

   5.    Property and Engineering Data:
-All drilling information (maps – logs – engineering specs) was to be furnished to MWM on an as developed time frame.
-All mineral property acquisitions were to be updated as developed along with fee contracts and yearly BLM filings.
6.	Project Liability:
-Cliffs et al are solely responsible for operational and environmental liability.
   7.  AMI Royalty:
-A four (4) % yellow cake royalty is to be paid monthly on yellow cake sales from all AMI production by “Cliffs and whomsoever”.
-An advance royalty of $1,349,287 was to be reimbursed from AMI production.
-Cliffs negotiator (C. Rawley) deposition states Cliffs retained AMI royalty obligation.

 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a-d)
No matters were submitted to a vote of security holders during the quarter ended May 31, 2010 through solicitation of proxies or otherwise.  The last annual shareholder’s meeting of the Company was held November 23, 2010.

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)
Principal Market:  The stock of the Corporation was formerly traded on the Intermountain Stock Exchange in Salt Lake City, Utah.  At the present time the stock is not traded on a listed stock exchange and the Company knows of no market maker.

(b)	Approximate number of shareholders of record as of May 31, 2011 is 1,103.

(c-1)	No dividends have been paid or declared in the past 5 fiscal years.

(c-2)       Management anticipates no payment of dividends in the near future.

(c-3)       Excalibur has no salaried employees.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

ITEM 6 - SELECTED FINANCIAL DATA FOR THE YEARS ENDED MAY 31:

	2011	2010	2009	2008	2007

Total Revenues	$0	$0	$0	$0	$0

Total Operating Expense	28,747	15,316	60,437	21,408	12,398
Income (Loss) from Operations	(28,747)	(15,136)	(60,437)	(21,408)	(12,398)

Other Income (Expense)	53,394	9,044	13,122	13,616	9,139
Income (Loss) -
Before Income Taxes	24,647	(6,092)	(47,315)	(7,792)	(3,259)

Provision For Income Taxes	121	200	100	100	100

Net Income (Loss) Before
Extraordinary Gain	24,526	(6,292)	(47,415)	(7,892)	(3,359)

Extraordinary Gain	0	0	0	0	0

Net Income (Loss)	24,526	(6,292)	(47,415)	(7,892)	(3,359)

Retained Earnings (Deficit)
Beginning of Year	92,092	98,384	145,799	153,691	157,050

Retained Earnings (Deficit)
End of Year	$116,618	$92,092	$98,384	$145,799	$153,691

Average Shares of Common
Stock Outstanding	6,319,307	6,319,307	6,319,307	6,319,307	6,319,307
Net Income (Loss) Per Share
of Common Stock	$0.0039	$(0.0010)	$(0.0075)	$(0.0012)	$(0.0005)

Total Assets -
End of Year	$291,866	$272,223	$309,102	$309,102	$297,470

Long-Term Obligations	$0	$0	$0	$0	$0
Cash Dividends Declared
Per Share of Common Stock	$0	$0	$0	$0	$0

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

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
Excalibur Industries - May 31, 2011

ACCOUNTANTS’ COMPILATION REPORT

To the Board of Directors and Stockholders
Excalibur Industries

We have compiled the accompanying consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc. as of May 31, 2011, 2010, and 2009, and the related consolidated statements of operations and changes in retained earnings (deficit), and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management.  We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Maxfield Peterson, P.C.
Grand Junction, Colorado
June 20, 2011

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

Excalibur Industries
Consolidated Balance Sheets
May 31, 2011, 2010 and 2009
(Unaudited)

	2011	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$7,802	$65,842	$100,999
Marketable securities	183,964	106,005	46,025
Interest receivable	0	276	1,354

Total Current Assets	191,766	172,123	148,378

Property and Equipment
Mining properties and interests	100,000	100,000	100,000
Furniture and fixtures	2,354	2,354	2,354
Mining equipment	1,347	1,347	1,347
	103,701	103,701	103,701
Accumulated depreciation	(3,661)	(3,661)	(3,661)
Total Property and Equipment	100,040	100,040	100,040
Other Assets
Deposits	60	60	60

Total Assets	$291,866	$272,223	$248,478

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Income tax payable	$100	$100	$100

Total Liabilities	100	100	100

Stockholders' Equity
Common stock - $.01 par value,
authorized 10,000,000 shares,
issued 6,066,011 shares including shares in treasury	63,193	63,193	63,193
Capital received in excess of par value	80,591	80,591	80,591
Retained earnings (deficit)	116,618	92,092	98,384
Accumulated other comprehensive income	31,469	36,352	6,315
Treasury Stock 10,100 shares at cost	(105)	(105)	(105)

Total Stockholders' Equity	291,766	272,123	248,378

Total Liabilities and
Stockholders' Equity	$291,866	$272,223	$248,478

See accompanying notes and accountants’ compilation report.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

Excalibut Industries
Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
Years Ended May 31, 2011, 2010 and 2009
(Unaudited)

	2011		2010		2009

Revenues
Royalties	$	---	$	---	$	---

Operating Expenses
Mining and related expenses		---		---		---
General and administrative		28,747		15,136		60,437

Total Operating Expenses		28,747		15,136		60,437

Loss From Operations		(28,747)		(15,136)		(60,437)

Other Income (Expense)
Interest Expense		---		---		---
Interest and dividend income		11,136		9,432		9,223
Gain on other equity investments		42,258		(388)		3,899
		53,394		9,044		13,122

Income (Loss) Before Income Taxes		24,647		(6,092)		(47,315)

Provision For Income Taxes		121		200		100

Net Income (Loss)		24,526		(6,292)		(47,415)

Retained Earnings - Beginning of Year		92,092		98,384		145,799

Retained Earnings - End of Year		$116,618		$92,092		$98,384

Net Income (Loss) Per Share of Common Stock		$0.0039		$(0.0010)		$(0.0075)

Outstanding Number of Common Shares		6,319,307		6,319,307		6,319,307

See accompanying notes and accountants’ compilation report.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

Excalibur Industries
Consolidated Statements of Cash Flows
Years Ended May 31, 2011, 2010 and 2009
(Unaudited)

	2011		2010	2009

Cash Flows From Operating Activities
Net income (loss)		$24,526	$(6,292)	$(47,415)
Adjustments to reconcile net loss to net cash
provided by operating activities
(Increase) Decrease in:
Interest receivable		276	1,078	(605)
(Gain) loss on other equity investments		(42,258)	388	(3,899)

Net Cash Provided By (Used in)
Operating Activities		(17,456)	(4,826)	(51,919)

Cash Flows From Investing Activities
Purchase of investment securities		(124,587)	(35,387)	(39,710)
Proceeds from sale of investment securities		84,003	5,056	78,895

Net Cash (Used) Provided By
Investing Activities		(40,584)	(30,331)	39,185

Cash Flows From Financing Activities		---	---	---

Net Cash Provided (Used) By
Financing Activities		---	---	---

Net decrease In Cash		(58,040)	(35,157)	(12,734)

Cash - Beginning of Year		65,842	100,999	113,733

Cash - End of Year		$7,802	$65,842	$100,999

Supplemental Disclosures
Income taxes paid		$121	$200	$100
Interest paid	$	---	---	---

See accompanying notes and accountants’ compilation report.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

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

Earnings per share
Earnings per share of common stock are computed using the weighted average number of common shares outstanding during the period.  Primary and fully diluted earnings per share are shown as the same figure if the dilative effect of any common stock equivalents or convertible securities is less than three percent.  The Company currently has no dilative equivalents against income for financial statement purposes.  During the period ended May 31, 2010, the Company determined that its outstanding shares were actually 6,319,307.  Accordingly, the financial statements were revised to reflect this correction.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Marketable Securities
   Cost and fair value of marketable securities at December 31, are as follows:

	2011	2010	2009
Cost	152,495	69,653	39,710
Fair value	183,964	106,005	46,025
Total gains in accumulated
Other comprehensive income	31,469	36,352	6,315

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

A summary of capitalized costs in the above properties as of May 31, 2010, 2009 and 2008 follows:

	2011	2010	2009
Uranium	$100,000	$100,000	$100,000

Note 4 - General and Administrative Expense

General and administrative expenses for the years ended May 31, 2009, 2008 and 2007 follows:

	2011	2010	2009

Reports and publications	1,760	1,531	1,685
Professional	19,737	8,313	49,242
Office expenses and travel	7,250	5,292	9,510

Total	$28,747	$15,136	$60,437

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

Notes to Consolidated Financial Statements
(Unaudited)

Note 5 - Income Taxes
Currently, no deferred income taxes payable (or receivable) are recognized as a result of timing differences in reporting income for financial accounting and tax purposes.

As of May 31, 2011, the Company has loss carry forwards of approximately $121,000 for Federal tax purposes and $167,000 for State tax purposes that may be offset against future taxable income (expiring on various dates through 2026).  A deferred tax benefit has not been recognized in the accompanying balance sheet due to the uncertainty of any future taxable income.  In addition, deferred income taxes are not affected as a result of statutory depletion deductions taken for tax purposes.

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

On February 13, 2009, Both U. S. District Courts (Ohio & Wyoming) dismissed Excalibur’s complaints.

Contingency liability includes:
A)
$1,319,287.00 advance royalty owed to the Cleveland-Cliffs Iron Company from royalties due MWM from any and all AMI production.  This obligation was satisfied by three different AMI operations – found to be invalid by Appellate Court ruling.

B)
$250,000.00 advance royalty owed to the Uranerz Energy Corporation from production royalty due Excalibur from any of the following ore deposits:  Verna Ann; Niles Ranch; Hank; Willow Creek; Doughstick; and, Nichols Ranch.

C)	$100,000.00 in two payments of $50,000 each from production royalty owed to Cliffs Natural Resources due MWM.

D)	Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

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

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a, b & e)	Name	Age	Position

	Joseph P. Hubert	79	President, Chief Executive Officer and chairman of Board of Directors
	Jack D. Powers	74	Vice President and Director
	Allen E. Nugent	65	Director
	Marguerite H. Emanual	77	Secretary/Treasurer
	John T. Morro	67	Director
	Bruce H. Sederberg	56	Vice President and Director

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

On March 21, 2011, Director Joseph C. Kellogg passed away.  Mr. Kellogg‘s engineering career was filled with professional achievements having industry-made accolades.  Excalibur Industries was honored having his counsel.

Alan E. Nugent is a partner and founder of the Salt Lake City based “The Foresight Group LLC”.  He has been actively engaged in the financial services industry for 35 years, licensed and does business in eight states.  He obtained his B. S. Degree in Geography at the University of Utah in 1968.

Mr. John T. Morrow, 67, is a CPA and private investor.  He served at the Chicago Office of the SEC from 1987 thru 2006.  Born in Oak Park, IL, he attended Loyola Chicago, to obtain his degree in accounting, then working for Arthur Anderson; American Cyanamid; Touche Ross; a Wall Street bank subsidiary of CIT; and, Audit Manager of an industrial gas subsidiary of Houston Natural Gas.  He also served 27 years in the Navy/Army Reserves.  Mr. Morrow’s Directorship was approved by the shareholders at the Annual Meeting.

Mr. Bruce H. Sederberg, 56, B.A. Degree in Business, University of Minnesota, owner operator of H. Christensen Co. since 1978.  Mr. Sederberg’s Directorship was approved by the shareholders at the Annual Meeting.

(c)	Excalibur has no full time employees.
(d)
Mrs. Marguerite H. Emanuel was elected Corporate Secretary at the November 19, 2002 Annual Meeting.  Mrs. Emanuel is the sister of Joseph P. Hubert, President and CEO.  There are no other family relationships between any Director and Executive Officer and/or any other Director or Executive officer or nominee for Director.

(f) (g)
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

ITEM 11 - MANAGEMENT REMUNERATION

Excalibur and Mountain West Mines, Inc. have no employees or payroll and pay no regular compensation to management.  The Company reimburses management for business expenses.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners:

Name and Address	*Amount and	Nature of	Percent of Beneficial
of Beneficial Owner	Title of Class	Beneficial Ownership	Ownership as of 5/31/06

Joseph P. Hubert	1,179,000 Common	Direct	18.66%
1800 Lakeview Drive
Duluth, MN 55803

Allen E. Nugent	1,396,828 Common	Direct	22.10%
10238 South 2375 East
Sandy, UT 84092
	300,000 Common	Direct	4.75%
Service Credit Corp.
377 N. Main
Layton, UT 84041

(b) Security Ownership of Management:

Name of	Amount and	Nature of
Beneficial Owner	Title of Class	Beneficial Ownership

Joseph P. Hubert	1,179,000 Common	Direct	18.66%
Marguerite H. Emanuel	167,500 Common	Direct	2.65%
Allen E. Nugent	1,396,828 Common	Direct	22.10%

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
None

(b)       Certain Business Relationships
In February 2010 Excalibur initiated management discussions with Superior Mineral Resources LLC (SMR) (its wholly-owned subsidiary Meridan Engineering LLC) of Hibbing, Minnesota.  SMR has a century of mineral resource management, largely positioned in the historic Lake Superior iron ore region.  Excalibur extended full disclosure to the staff of SMR which resulted in extraordinary mutual compatibility of dual purpose.  It is Excalibur’s opinion that SMR management, via this exercise, is more thoroughly familiar with Excalibur’s business model than anyone – anywhere.
This relationship must be regarded as of future safe harbor.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2011

(c)   Excalibur recognizes and highly endorses Uranerz’s Black Granet etching of Dr. John M. Gruner. Dr. Gruner, former head of the University of Minnesota Geology Department, was the originator of the multible migration accretion (MMA) genesis of Strata form uranium deposition.   Wyoming’s major Gas Hills uranium district, Shirley Basin’s world’s largest open pit uranium mine and site of the world’s first ISL production and the establishment of North America’s largest MMA uranium district.  A classic example of academia/industry collaboration  -  “A Remembrance with Gratitude”

(d)       Indebtedness of Management
None

(e)       Transactions with Promoters
None

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	1.
Unaudited Consolidated Financial Statements for the fiscal years ended May 31, 2011, 2010 and 2009, including:

Accountants' Compilation Report
Consolidated Balance Sheets
Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. 3.	None None

(b)	No reports on Form 8-K have been filed during the quarter ended May 31, 2011

(c)	None

(d)	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 1, 2011	By:	/s/ Joseph P. Hubert
President, Chief Executive Officer
and Chairman of Board of Directors

Date: July 1, 2011	By:	/s/ Jack D. Powers
Vice President and Director