Form 10-Q
period 2011-08-31
EXCALIBUR INDUSTRIES
filed 2011-10-13
CIK 201779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended  August 31, 2011

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission File Number  - 001-07602

EXCALIBUR INDUSTRIES
(Exact name of registrant as specified in its charter)

Utah	87-0292122
State or other jurisdiction	IRS Employer
of incorporation or organization	Identification No.

Post Office Box 3551,  Duluth, Minnesota 55803
Address or principal executive offices

(218) 724-4711

mhubert1@msn.com
E-Mail Address
______________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report); and, (2) has been subject to such filing requirements for the past 90 days.   YES ☒      NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   August 31, 2011      Common Shares 6,319,307

Form 10-Q   Part I

EXCALIBUR INDUSTRIES
CONSOLIDATED BALANCE SHEET
Unaudited

For the Periods Ending:
	Aug. 31, 2011	May 31, 2011
ASSETS
Cash and cash equivalents	$161,358	$191,766
Notes and Accounts Receivable	0	0
Other Assets	0	0
Total Current Assets	$161,358	$191,766

Property and Equipment (See Note 2)	103,701	103,701
Accumulated Depreciation	(3,661)	(3,661)
Total Property and Equipment	$100,040	$100,040
Deposits	60	60
TOTAL ASSETS	$261,458	$291,866

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$100	$100
Total Liabilities	100	0
Common Stock 0 $.01 Par Value, Authorized 10,000,000 Shares; 6,319,307 Shares issues; 6,319,307 Outstanding	63,193	63,193
Additional Paid-in Capital	80,591	80,591
Retained Earnings	102,905	116,618
Treasury Stock	(105)	(105)
Total Shareholders’ Equity	261,358	291,766

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$261,458	$291,866

The accompanying notes are an integral part of these financial statements.
These financial statements are unaudited.

Form 10-Q   Part I

EXCALIBUR INDUSTRIES
CONSOLIDATED STATEMENTS OF INCOME,
EXPENSE AND RETAINED EARNINGS
Unaudited

For the fiscal quarters ended:
	Aug. 31, 2011	Aug. 31, 2010
REVENUES
Royalties	$0	$0

OPERATING EXPENSES
General and Administrative	$2,281	$1,488
Professional Services	11,432	17,774
Property, Payroll and Other Taxes	0	0
Claim Fees	0	0
NET INCOME (LOSS)	(13,713)	(19,262)
Retained Earnings Beginning of Period	116,618	135,880

Retained Earnings at End of Period	102,905	116,618

Average Shares Outstanding During Period	6,319,307	6,319,307

NET GAIN (LOSS) PER SHARE	$(0.001)	$(0.0008)

The accompanying notes are an integral part of these financial statements.
These financial statements are unaudited.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
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

NOTE 2
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

Form 10-Q   Part II

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	MWM/Cliffs 1967 contract obligates Cliffs to royalty payments to MWM on the following active projects:
A.	2011 Cliffs Royalty Obligations to Excalibur as Agreed to in the 1967 Option:
1.	8% yellow cake on: North Butte/Brown deposit – 2002 approx. 26,000,000 lbs.
    Greasewood deposit – 2002 – 4,000,000 lbs.
        4% yellow cake on:  Ruby Ranch Deposit – 2002 – 6,400,000 lbs.
    Highland deposit and
    Smith Ranch deposit – 2005 – 25,000,000 lbs.
    Ruth deposit – 2005 – 800,000 lbs.
    Reynolds Ranch – 2005 – 16,000,000 lbs.
2.	4% yellow cake on: Brown Ranch deposit – and
    Irigaray deposit – and
    Christensen deposit – 1998 – 2,800,000 lbs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

B.	2011 ARMZ royalty obligation to Excalibur as agreed to in the Mining Deed of August 22, 1973
MWM/American Nuclear Corporation (ANC) –
2 ½ % yellow cake on Brown Ranch Deposit – in 400 plus claim block
C.	2011 Uranerz Energy Corporation (URZ) obligation to Excalibur as agreed to in the Option and Purchase Agreement of December 9, 2005 – Excalibur has a $250,000.00 advance royalty obligation to URZ
8% yellow cake on:  Nichols Ranch deposit – 2010 – 2,950,000 lbs
         Hank deposit 2010 – 2,250,000 lbs.
         Doughstick deposit – 2011 – 500,000 lbs.

Material Changes in Results of Operations
•
Excalibur Director John Morrow, CPA personally delivered to the Chicago office of the SEC, corporate documents pertaining to undisclosed contingency liabilities by Cliffs Natural Resources on the following dates:  January 31, 2011; March 8, 2011; and, August 11, 2011.

•	On May 6, 2011, Mr. Hubert sent 16 file boxes of legal work product (MGGM), concerning the 1967 contract obligations between Excalibur (MWM) and Cliffs Natural Resources (Cliffs).
•	On August 22, 2011, acknowledgement of all received of the above by SEC Assistant Regional Director, Division of Enforcement Mr. Barry Isenman.
•
The Cleveland, Ohio Law Firm of Mansour, Gavin, Gerlack & Manas Co. L.P.A. agreed to represent Excalibur in legal proceedings against The Cleveland-Cliffs Iron Company.  The lawsuit was filed in August 2008.  Excalibur has paid $50,000.00 for expenses and MGGM is retained on a contingency basis.

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

•	All loans have been repaid.
•	Registrant pays no wages.
•	Payment for professional services is scheduled when required: i.e. 10-K report - tax returns, SEC filing fee, attorney charges.
•	Another attempt to appear before the United States Supreme Court for a review of the Appellate Court decision has been denied.
•
On August 17, 2010, Excalibur received fully executed documents in the exchange of its Drill Hole Library for 2,000,000 warrants of Uranerz Energy Corporation common stock strike price $3.00 - in increments of 500,000 shares in a four-year term with a 6 month holdout period.

•	Effective August 25, 2010, Uranerz executed a Shareholders Rights Plan – exercise price at U. S. $8.75/share. Current URZ stock price $2.40.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCALIBUR INDUSTRIES
(Registrant)

Date: October 13, 2011	/s/ Joseph P. Hubert
Joseph P. Hubert
President, Chief Executive Officer
and Chairman of Board of Directors

Date: October 13, 2011	/s/ Marguerite H. Emanuel
Marguerite H. Emanuel
Secretary