Form 10-Q
period 2011-11-30
EXCALIBUR INDUSTRIES
filed 2012-01-09
CIK 201779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ______

EXCALIBUR INDUSTRIES
Exact name of registrant as specified in its charter)

UTAH	87-0292122
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

Post Office Box 3551, Duluth, Minnesota 55803
Address or principal executive offices
(218) 724-4711
Telephone Number

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐         No ☒

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report); and, (2) has been subject to such filing requirements for the past 90 days.  YES ☐       NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 30, 2011

Common Stock, $0.001 par value	6,319,307

EXCALIBUR INDUSTRIES
Form 10-Q

CONSOLIDATED BALANCE SHEETS
                                     FOR THE PERIODS ENDED:
	Nov. 30, 2011	Aug. 31, 2011
ASSETS	(Unaudited)
Cash, Savings Certificates, Treasury Bills	$167,489	$161,358
Notes and Accounts Receivable	0	0
Other Assets	0	0
Total Current Assets	$167,489	$161,358

Property, Equipment & Mineral Interests (See Note B)	103,701	103,701
Less Accumulated Depreciation	(3,661)	(3,661)
Total Fixed and Other Assets	$100,040	$100,040
Deposits	60	60
TOTAL ASSETS	$267,589	$261,458

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$100	$100
Other Liabilities Loan from Stockholder	0	0
Common Stock 0 $.01 Par Value, Authorized 10,000,000 Shares; 6,319,307 Shares issues; 6,319,307 Outstanding	63,193	63,193
Additional Paid-in Capital	80,591	80,591
Retained Earnings	100,362	102,905
Treasury Stock	(105)	(105)
Total Shareholders’ Equity	267,489	261,358

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$267,589	$261,458

The accompanying notes are an integral of these financial statements.
These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q
CONSOLIDATED STATEMENTS OF INCOME, EXPENSE AND RETAINED EARNINGS
                                    FOR THE FISCAL QUARTERS ENDED:
	Nov. 30, 2011	Nov. 30, 2010
REVENUES	(Unaudited)

Interest	$0	$0
Total Revenues	0	0
Cash, Treasury Bills + Stock	167,489	183,757
EXPENSES
General and Administrative	$1,903	$2,827
Professional Services	640	2,833
Property, Payroll and Other Taxes	0	0
Claim Fees	0	0
NET (LOSS)	(2,543)	(5,660)
Retained Earnings Beginning of Period	102,905	72,830

Retained Earnings at End of Period	100,362	67,170

Average Shares Outstanding During Period	6,319,307	6,319,307

NET GAIN (LOSS) PER SHARE	$(0.016)	$(0.010)

The accompanying notes are an integral of these financial statements.
These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED NOVEMBER 30, 2011
NOTE 1.
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

NOTE 2.
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

•	Values for purposes of this financial statement as of February 28, 2003 and November 30, 2002.

Property and Equipment	$2,354
Mining Equipment	$1,347
Interest in Mining Properties	$108,106
Accumulated Depreciation	$(3,661)

TOTAL	$108,145

EXCALIBUR INDUSTRIES
Form 10-Q

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

•
Cliffs “sales” agreements were “validated” by the Appellate Court ruling 11/22/06.  Sales agreement terms lock Cliffs into mineral right obligations to MWM, AMI royalty payments to MWM by Successor in Interest, and Successor in Interest AMI guaranties.  MWM never sold a single acre of mineral rights to Cliffs; and, Cliffs has never given MWM notice or copies of any Joint Venture agreements.

•
This Appellate Court ratified, “sales” agreements between Cliffs and their joint venture partners “CEGB & Uranerz USA” which specifically states the MWM/Cliffs Agreements of 1967 obligations are now the obligation of the “Buyers” and govern their activity in the AMI.

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
    Reynolds Ranch – 2005 – 16,000,000 lbs.
2.	4% yellow cake on: Brown Ranch deposit – and
    Irigaray deposit – and
    Christensen deposit – 1998 – 2,800,000 lbs.

EXCALIBUR INDUSTRIES
Form 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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
         Doughstick deposit – 2011 – 500,000 lbs.
D.
 Uranerz has begun plant and well field construction on the Nichols Ranch ore body.  Uranerz proposes ISR production of 600-800,000 lbs. by mid-2012.  Uranerz has a farm out agreement with Cameco & Smith Ranch ISR processing plant for Nichols Ranch uranium – loaded resin.

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

•	Effective August 25, 2010, Uranerz executed a Shareholders Rights Plan – exercise price at U. S. $8.75/share. Current URZ stock price $1.87.

EXCALIBUR INDUSTRIES
Form 10-Q

EXHIBITS

31.1	Certification of Principal Executive Officer and Principal Financial Officer pusuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EXCALIBUR INDUSTRIES
Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCALIBUR INDUSTRIES
(Registrant)

Date: January 6, 2012	/s/ Joseph P. Hubert
Joseph P. Hubert
President, Chief Executive Officer
and Chairman of Board of Directors

Date: January 6, 2012	/s/ Marguerite H. Emanuel
Marguerite H. Emanuel
Secretary