Form 10-Q
period 2012-02-29
EXCALIBUR INDUSTRIES
filed 2012-03-29
CIK 201779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q For the Quarter ended FEBRUARY 29, 2012 Commission File Number 1-7602

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

YES ☒                                NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

    February 29, 2012                 Common Shares 6,319,307

EXCALIBUR INDUSTRIES	CONSOLIDATED BALANCE SHEET
Form 10-Q Part I	Unaudited
For the Periods Ended:

	Feb. 29, 2012	Nov. 30, 2011
ASSETS
Cash, Savings Certificates, Treasury Bills	$179,773	$167,489
Notes and Accounts Receivable	0	0
Other Assets	0	0
Total Current Assets	$179,773	$167,489

Property, Equipment & Mineral Interests (See Note 2)	103,701	103,701
Less Accumulated Depreciation	(3,661)	(3,661)
Total Fixed and Other Assets	$100,040	$100,040
Deposits	60	60
TOTAL ASSETS	$279,873	$267,589

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$100	$100
Common Stock 0 $.01 Par Value, Authorized 10,000,000 Shares; 6,319,307 Shares issues; 6,319,307 Outstanding	63,193	63,193
Additional Paid-in Capital	80,591	80,591
Retained Earnings	96,325	100,362
Treasury Stock	(105)	(105)
Total Shareholders’ Equity	279,773	267,489

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$279,873	$267,589

The accompanying notes are an integral
of these financial statements.
These financial statements are unaudited.

EXCALIBUR INDUSTRIES	CONSOLIDATED STATEMENT OF INCOME,
Form 10-Q Part I	EXPENSE AND RETAINED EARNINGS
(Unaudited)

For the fiscal quarters ended:

	Feb. 29, 2012	Feb. 28, 2011
REVENUES
Interest	$0	$0
Total Revenues	0	0
Cash, Treasury Bills + Stock	179,773	192,072

OPERATING EXPENSES
Loan Repayment	$0	$0
General and Administrative	$1,973	$2,070
Professional Services	2,064	476
Property, Payroll and Other Taxes	0	0
Claim Fees	0	0
NET INCOME (LOSS)	(4,037)	(2,546)

Retained Earnings - Beginning of Period	100,362	67,170

Retained Earnings - End of Period	96,325	64,624

Average Shares Outstanding During Period	6,319,307	6,319,307

NET GAIN (LOSS) PER SHARE	$(0.015)	$(0.010)

The accompanying notes are an integral
of these financial statements.
These financial statements are unaudited.

EXCALIBUR INDUSTRIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Form 10-Q - 02/29/12 - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
•	The information in this report is unaudited and includes the consolidated financial information of Excalibur Industries and its wholly owned subsidiary, Mountain West Mines, Inc.
•	In the opinion of Management, the foregoing financial information fairly presents results of operations during the periods represented.
•	In the opinion of Management, all material adjustments have been recorded to arrive at the amounts reported, and all significant inter-company transactions have been eliminated from these statements.

NOTE 2
•	Equipment includes capitalized acquisition costs of $2,354 at February 28, 2003 and at November 30, 2002.
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

•	Values for purposes of this financial statement as of February 28, 2003 and November 30, 2002.

Property and Equipment	$2,354
Mining Equipment	1,347
Interest in Mining Properties	108,106
Accumulated Depreciation	(3,661)

TOTAL	$108,146

EXCALIBUR INDUSTRIES	MANAGEMENT'S DISCUSSION AND ANALYSIS
Form 10-Q - 02/29/12 - Part I	OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

ITEM 2
Material Changes in Financial Conditions
•	On November 22, 2006, the 10th District U. S. Court of Appeals upheld the adverse ruling of the U. S. District Court – remanded the $510,000.00 fine and later reduced to $3,465.00 court costs to MWM.
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
•
AMI royalty obligations, as clearly stated in the MWM/Cliffs 1967 Agreement, due Excalibur directly from Cliffs amount to 4% on some 26,000,000 pounds of yellow cake produced through year 2009.  Total royalty due in excess of $100,000,000.00 plus interest plus penalty.

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
    Greasewood deposit – 2002 – 4,000,000 lbs.
        4% yellow cake on:  Ruby Ranch Deposit – 2002 – 6,400,000 lbs.
    Highland deposit and
    Smith Ranch deposit – 2005 – 25,000,000 lbs.
    Ruth deposit – 2005 – 800,000 lbs.
    Reynolds Ranch – 2005 – 16,000,000 lbs.
2.	4% yellow cake on: Brown Ranch deposit – and
    Irigaray deposit – and
    Christensen deposit – 1998 – 2,800,000 lbs.

EXCALIBUR INDUSTRIES	MANAGEMENT'S DISCUSSION AND ANALYSIS
Form 10-Q - 02/29/12 - Part I	OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS, Continued

B.	2011 ARMZ royalty obligation to Excalibur as agreed to in the Mining Deed of August 22, 1973
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
•
On January 12, 2011 Excalibur signed a Letter of Intent with Meriden Engineering LLC (subsidiary of Superior Minerals Resources LCC) for management services as defined in Services Agreement.  Excalibur has no royalty income at present and management services will commence upon receipt of same.

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

•	Effective August 25, 2010, Uranerz executed a Shareholders Rights Plan – exercise price at U. S. $8.75/share. Current URZ stock price $2.50.
•
On February 27, 2012, the Management Services Agreement between Meriden Engineering LLC (Superior Mineral Resources LLC – Parent) and Excalibur Industries was signed.  The internal mechanism of corporate duties is now assigned to a professional management team with well over one-hundred years of such responsibilities.  This is an historic event and extremely beneficial for Excalibur’s future obligations.

•
On February 29, 2012, Mr. Joseph P. Hubert, Excalibur President, sent an updated memo to Mr. Barry Isenman; Assistant Regional Director, Division of Enforcement, United States Securities & Exchange Commission, Chicago Regional Office; reviewing the multi-billion dollar undisclosed contingency liability of Cliffs Natural Resources.  Mountain West Mines has received two memos from Cliffs Legal Department clearly acknowledging Cliffs contractual obligation to MWM.  This is one of the largest defaults in U. S.  mining history.

EXCALIBUR INDUSTRIES
Form 10-Q - 02/29/12 - Part II

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCALIBUR INDUSTRIES
(Registrant)

Date: March 29, 2012	/s/ JOSEPH P. HUBERT
President, Chief Executive Officer
and Chairman of Board of Directors

Date: March 29, 2012	/s/ MARGUERITE H. EMANUEL
Secretary