Form 10-K
period 2012-05-31
EXCALIBUR INDUSTRIES
filed 2012-07-25
CIK 201779

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012	Commission file Number 1-7602

EXCALIBUR INDUSTRIES
(Exact name of registrant as specified in its charter)

UTAH		87-0292122
State or other jurisdiction		IRS Employer Identification No.
of incorporation or organization

Address of principal executive offices:	Post Office Box 3551
Duluth, Minnesota 55803

Registrant's telephone number:	(218) 724-4711

E-mail address:	mhubert1@msn.com

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock (Par value	None
$0.01 per share)

Securities registered pursuant to Section 12(g) of the Act	None

Securities registered pursuant to Section 12 (g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filesuch reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  x       No  ☐

State the aggregate market value of the voting stock held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.  As of May 31, 2010, no bid or asked prices are available.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of May 31, 2012, the registrant had total outstanding shares of 6,319,307, $0.01 par value common stock.  On March 15, 2011, Mr. John T. Morrow CPA was granted Twenty-Five Thousand (25,000) shares of common stock warranty – strike price of 1.00/share – term ten years.

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2012

ITEM 1 - BUSINESS

Excalibur Industries is a Utah corporation formed by the consolidation of Tower Enterprises (formerly Moab Uranium Company) and The Thrifty Helper on June 1, 1971.  In January 1972, Excalibur purchased all of the issued and outstanding shares of capital stock of Mountain West Mines, Inc., a Nevada corporation, which is now a wholly owned subsidiary of Excalibur.

Excalibur Industries is a natural resources business enterprise, primarily involved in uranium mining.  The domestic uranium fuels-sector of the nuclear power industry has been crippled since the Three-MileIsland incident which resulted in the public’s loss of faith.  Throughout these 43 years Excalibur has maintained ownership of several ISL uranium deposits in the Powder River Uranium District, in the firm belief that the nuclear power component of the world’s electrical needs would expand.

The nuclear power industry has once again suffered a world-wide set-back due to the events at Japan’s Fukushima Paiichi Power Station.  The market for supplying the current world need for uranium fuel shouldn’t be affected – short term.

Excalibur’s uranium position in PowderRiver Basin is maintained through contracts.  Uranium production has been and is occurring on properties covered by contract and royalty payments due have not been paid.  Litigation to establish Excalibur’s contractual rights was filed in the United States District Court for the District of Wyoming on April 20, 2004.  On July 13, 2005, The 10th United States District Court ruled against MWM position and fined MWM $510,000.00.  On November 22, 2006, The United States Court of Appeals affirmed the verdict and returned for hearing the $510,000.00 judgment to the 10th U. S. District Court.  On May 8, 2007, the $510,000.00 judgment was dismissed with a $3,465.00 in assessed court costs.

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

In an attempt to enforce the clear and unambiguous terms of the Option and Agreement Cliffs & MWM May 17, 1967, et al, MWM failed in six separate lawsuits:

1.	May 27, 2005 Wyoming District Court – Magistrate William Beaman
2.	July 13, 2005 Wyoming District Court – Judge Clarence Brimmer
3.	November 26, 2006 U. S. Court of Appeals 10th Circuit – Circuit Judges Lucero, Siler, & O'Brien
4.
February 12, 2008 Supreme Court of the United States Plaintiff Pleading for Verdict Review submitted by Joseph P. Hubert, CPG, President Excalibur Industries, February 13, 2009 Northern District Court of Ohio - Judge Ann Aldrich

5.	July 19, 2009 Wyoming District Court rejected lawsuit – Judge Clarence Brimmer

At no time did the architect and prime mover of this largest exploration project in U. S. mining history, Mr. Joseph P. Hubert, CPG, ever appear before a jury.

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2012

The Chicago regional office of the United States Securities and Exchange Commission has been provided with multiple documents concerning Cliffs undisclosed Contingency Liabilities.  An additional 16 file boxes of legal work product was delivered to Mr. Barry Isenmon, Assistant Regional Director, Division of Enforcement on August 11, 2011.

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

In 1967, the Nuclear Power Industry revived interest in uranium fuels and the PowderRiver Basin began to attract major corporate attention.  MWM in order to maintain viability was forced to seek outside financial assistance.

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

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2012

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
:Greasewood deposit – 2002 – 4,000,000 lbs.
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
                                         :  Reynolds Ranch – 2005 – 16,000,000 lbs.

2.	4% yellow cake on: Brown Ranch deposit - and
                                  : Irigaray deposit - and
                                                          : Christensen deposit – 1998 – 2,800,000 lbs.

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2012

B.      2011 ARMZ royalty obligation to Excalibur as agreed to in the Mining Deed of August 22, 1973, MWM/American Nuclear Corporation (ANC) –  2 ½% yellow cake on Brown Ranch Deposit – in 400 plus claim block
C.      2011 Uranerz Energy Corporation (URZ) obligation to Excalibur as agreed to in the Option and Purchase Agreement of December 9, 2005 – Excalibur has a $250,000.00 advance royalty obligation to URZ 8% yellow cake on:
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
			VALUE: $1,600,000,000

		ROYALTY DUE: $65,000,000 plus 7% Compound Interest

	Total of current undisclosed contingency liabilities due Excalibur: $200,000,000+

Securities and Exchange Commission - Form 10-K

Excalibur Industries - May 31, 2012

C.  Uranerz Energy Corporation - Vancouver, BC Canada (not to be confused with Uranerz USA) on December 9, 2005, Excalibur optioned its 44 unpatented mining claims in Powder River to Uranerz Energy.  Option term is three years, with the commitment of $750,000.00 in field expenditures and an advance royalty payment of $250,000.00.  Excalibur is very fortunate in securing the extensive expertise of Uranerz management and ISL operations.

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

Note: There is a 6 month "hold" restriction upon each warrant at exercise date.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2012

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
7)
 Current access to the Safe Deposit Storage is limited to:  Mr. Dexter A. Larsen, Atty/Fryberger, Buchanan, Smith & Frederick  P. A. 302 W. Superior Street, Ste. 700, Duluth, MN 55802; and, Joseph P. Hubert, President Excalibur Industries.

8)	Mr. Dexter A. Larsen has agreed to exercise the warrants, during their time frame, with proper notice.

Note:  There is no restriction on Excalibur’s right to sell the warrants to a third party at any time.

Excalibur is appreciative of the effort and expertise of Mr. Dexter A. Larsen, Esq. during these negotiations.  We feel confident the documents are sound and will be time worthy.

Due to Nuclear Power Plant events in Japan and the delay in Uranerz mill permits, the current price of uranium is $52/lb. and Uranerz Energy stock is trading at $1.30 (AMEX).

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2012

The Cliffs “Sale Agreements” of North Butte/Brown, Ruby Ranch and Greasewood deposits resulted in millions of dollars to Cliffs, which in turn helped relieve Cliffs major financial problem.  The Appellate Court ruling validated these agreements and in so doing obligated the new Joint Venture Partners to the terms of the MWM/Cliffs 1967 Agreement.  The first paragraph of each agreement clearly recites this guarantee.

Cliffs is totally responsible for the environmental clean-up costs of all AMI operations.  A major undisclosed contingency liability expense for Cliffs.

These “Sales Agreements” were in large measure made possible by the disclosure of the intellectual property of MWM profile drilling project.  The MWM/Cliffs 1967 Agreement provided protection from Cliffs Joint Venture Partners acting on their own by the very specific Area of Mutual Interest (AMI) clause.

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

In May 1991, failing the contractual obligation of furnishing Excalibur with prior written notification, Pathfinder Mines, Inc., subsidiary of Cogema-France, purchased Uranerz USA Powder River Uranium holdings along with the remaining portion of
 MWM advance royalty.  This transaction subjected Pathfinder to the terms and conditions as outlined in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs – a new joint venture partner of Cliffs.

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2012

In 2001, failing the contractual obligation of furnishing Excalibur with prior written notification, Pathfinder Mines Inc. (Cogema) executed Special Warranty Deeds with Cameco Corporation (Canada) through its wholly owned subsidiary Power Resources Inc., transferring Pathfinder’s Powder River uranium holdings.  Camecos’ acquisition of that portion of Pathfinder’s mineral properties acquired from the Uranerz/Cliffs contract, commits Cameco and its wholly owned subsidiary Power Resources Inc. to a second acknowledgment to the terms and conditions in the May 17, 1967 Option and Agreement and Addenda between MWM/Cliffs.  These mineral lands are within the AMI and are subject to a 4% yellow cake gross royalty in addition to the royalty obligations inherent in their title. The Special Warranty Deed grantsPathfinder a royaltyinterest in these deposits contrary to the MWM/Cliffs agreement provisions which allowed no liens of any kind, a distinct contract violation.  Currently the North Butte/Brown reserves (26,000,000#) and the Greasewood reserves (4,000,000#) are subject to a total of 8% gross yellow cake royalty due MWM.

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
Excalibur Industries - May 31, 2012

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

On July 29, 2008, the Cleveland, Ohio law firm of Mansour, Gavin, Gerlack & Manas Co. L.P.A. agreed to represent Excalibur in legal proceedings against the Cleveland-Cliffs Iron Company.  The lawsuit was filed in August.  Excalibur paid $50,000.00 for expenses and MGGMwas retained on a one-third (33 1/3%) contingency basis.

The law suit was rejected by both U. S. District Courts (Ohio&Wyoming) and Excalibur committed to pay Cliffs legal costs of $100,000.00 from future royalties.

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
-Cliffs royalty reassurances by “all lands in the PowderRiver Basin – by whomsoever”
3.  Area of Mutual Interest T33-50N R69-79W
-Proposed by Cliffs to reduce MWM 7 1/2% royalty on some 25,000,000lbs. to 4% and to eliminate area competition from MWM.
-All AMI mineral acquisitions were subject to reassignment to MWM.

Securities Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2012

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
5.      Property and Engineering Data:
-All drilling information (maps – logs – engineering specs) was to be furnished to MWM on an as-developed time frame.
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

(b)	Approximate number of shareholders of record as of May 31, 2012 was 1,103.

(c-1)	No dividends have been paid or declared in the past 5 fiscal years.

(c-2)	Management anticipates no payment of dividends in the near future.

(c-3)	Excalibur has no salaried employees.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2012

	2012	2011	2010	2009	2008

Total Revenues	$0	$0	$0	$0	$0

Total Operating Expense	22,113	28,747	15,316	60,437	21,408
Income (Loss) from Operations	(22,113)	(28,747)	(15,136)	(60,437)	(21,408)

Other Income (Expense)	15,454	53,394	9,044	13,122	13,616
Income (Loss) -
Before Income Taxes	(6,659)	24,647	(6,092)	(47,315)	(7,792)

Provision For Income Taxes	128	121	200	100	100

Net Income (Loss) Before
Extraordinary Gain	(6,787)	24,526	(6,292)	(47,415)	(7,892)

Extraordinary Gain	0	0	0	0	0

Net Income (Loss)	(6,787)	24,526	(6,292)	(47,415)	(7,892)

Retained Earnings (Deficit)
Beginning of Year	116,618	92,092	98,384	145,799	153,691

Retained Earnings (Deficit)
End of Year	$109,831	$116,618	$92,092	$98,384	$145,799

Average Shares of Common
Stock Outstanding	6,319,307	6,319,307	6,319,307	6,319,307	6,319,307
Net Income (Loss) Per Share
of Common Stock	$(0.0011)	$0.0039	$(0.0010)	$(0.0075)	$(0.0012)

Total Assets -
End of Year	$273,574	$291,866	$272,223	$248,478	$309,102

Long-Term Obligations	$0	$0	$0	$0	$0
Cash Dividends Declared
Per Share of Common Stock	$0	$0	$0	$0	$0

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2012

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
Excalibur Industries - May 31, 2012

ACCOUNTANTS'  COMPILATION REPORT
To the Board of Directors and Stockholders
Excalibur Industries

We have compiled the accompanying consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc. as of May 31, 2012, 2011, and 2010, and the related consolidated statements of operations and changes in retained earnings (deficit), and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management.  We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Maxfield Peterson, P.C.
Grand Junction, Colorado
July 2, 2012

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2012

See accompanying notes and accountants' compilation report.

Consolidated Balance Sheets
May 31, 2012, 2011 and 2010
(Unaudited)

	2012	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$11,903	$7,802	$65,842
Marketable securities	161,571	183,964	106,005
Interest receivable	0	0	276

Total Current Assets	173,474	191,766	172,123

Property and Equipment
Mining properties and interests	100,000	100,000	100,000
Furniture and fixtures	2,354	2,354	2,354
Mining equipment	1,347	1,347	1,347
	103,701	103,701	103,701
Accumulated depreciation	(3,661)	(3,661)	(3,661)
Total Property and Equipment	100,040	100,040	100,040
Other Assets
Deposits	60	60	60

Total Assets	$273,574	$291,866	$272,223

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Income tax payable	$100	$100	$100

Total Liabilities	100	100	100

Stockholders' Equity
Common stock - $.01 par value,
authorized 10,000,000 shares,
issued 6,319,307 shares including shares in treasury	63,193	63,193	63,193
Capital received in excess of par value	80,591	80,591	80,591
Retained earnings (deficit)	109,831	116,618	92,092
Accumulated other comprehensive income	19,964	31,469	36,352
Treasury Stock 10,100 shares at cost	(105)	(105)	(105)

Total Stockholders' Equity	273,474	291,766	272,123

Total Liabilities and
Stockholders' Equity	$273,574	$291,866	$272,223

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2012

See accompanying notes and accountants' compilation report.

Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
Years Ended May 31, 2012, 2011 and 2010
(Unaudited)

	2012	2011	2010

Revenues
Royalties	$-	$-	$-

Operating Expenses
Mining and related expenses	-	-	-
General and administrative	22,113	28,747	15,136

Total Operating Expenses	22,113	28,747	15,136

Loss From Operations	(22,113)	(28,747)	(15,136)

Other Income (Expense)
Interest Expense	-	-	-
Interest and dividend income	12,293	11,136	9,432
Gain on other equity investments	3,161	42,258	(388)
	15,454	53,394	9,044

Income (Loss) Before Income Taxes	(6,659)	24,647	(6,092)

Provision For Income Taxes	128	121	200

Net Income (Loss)	(6,787)	24,526	(6,292)

Retained Earnings - Beginning of Year	116,618	92,092	98,384

Retained Earnings - End of Year	$109,831	$116,618	$92,092

Net Income (Loss) Per Share of Common Stock	$(0.0011)	$0.0039	$(0.0010)

Outstanding Number of Common Shares	6,319,307	6,319,307	6,319,307

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2012

See accompanying notes and accountants' compilation report.

Consolidated Statements of Cash Flows
Years Ended May 31, 2012, 2011 and 2010
(Unaudited)

	2012	2011	2010

Cash Flows From Operating Activities
Net income (loss)	$(6,787)	$24,526	$(6,292)
Adjustments to reconcile net loss to net cash
provided by operating activities
(Increase) Decrease in:
Interest receivable	-	276	1,078
(Gain) loss on other equity investments	(3,161)	(42,258)	388

Net Cash Provided By (Used in)
Operating Activities	(9,948)	(17,456)	(4,826)

Cash Flows From Investing Activities
Purchase of investment securities	-	(124,587)	(35,387)
Proceeds from sale of investment securities	14,049	84,003	5,056

Net Cash (Used) Provided By
Investing Activities	14,049	(40,584)	(30,331)

Cash Flows From Financing Activities	-	-	-

Net Cash Provided (Used) By
Financing Activities	-	-	-

Net Increase (Decrease) In Cash	4,101	(58,040)	(35,157)

Cash - Beginning of Year	7,802	65,842	100,999

Cash - End of Year	$11,903	$7,802	$65,842

Supplemental Disclosures
Income taxes paid	$128	$121	$200
Interest paid	$-	-	-

Excalibur Industries - May 31, 2012

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

Excalibur Industries - May 31, 2012

Notes to Consolidated Financial Statements
(Unaudited)
Note 2 – Marketable Securities
   Cost and fair value of marketable securities at May 31, are as follows:

	2012	2011	2010
Cost	$141,607	$152,495	$69,653
Fair value	161,571	183,964	106,005
Total gains in accumulated
Other comprehensive income	$19,964	$31,469	$36,352

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

A summary of capitalized costs in the above properties as of May 31, 2012, 2011 and 2010 follows:

	2012	2011	2010
Uranium	$100,000	$100,000	$100,000

Note 4 - General and Administrative Expense

General and administrative expenses for the years ended May 31, 2012, 2011 and 2010 follows:

	2012	2011	2010

Reports and publications	9,035	1,760	1,531
Professional	4,082	19,737	8,313
Office expenses and travel	8,996	7,250	5,292

Total	$22,113	$28,747	$15,136

Excalibur Industries - May 31, 2012

Notes to Consolidated Financial Statements
(Unaudited)

Note 5 - Income Taxes
Currently, no deferred income taxes payable (or receivable) are recognized as a result of timing differences in reporting income for financial accounting and tax purposes.

As of May 31, 2012, the Company has loss carry forwards of approximately $128,000 for Federal tax purposes and $174,000 for State tax purposes that may be offset against future taxable income (expiring on various dates through 2026).  A deferred tax benefit has not been recognized in the accompanying balance sheet due to the uncertainty of any future taxable income.  In addition, deferred income taxes are not affected as a result of statutory depletion deductions taken for tax purposes.

Note 6 - Litigation and Contingencies
In April 2004 the Company filed a complaint for damages and declaratory judgment versus Cleveland Cliffs Iron Company for unpaid royalty payments. Total litigation cost to the Company consisted of a $25,000 advance payment for expenses to a law firm which agreed to represent the Company on a contingency basis for its fee.

On May 27, 2005, this complaint was dismissed; however, the Company filed a plaintiffs’ objection to this finding on June 9, 2005.  The court dismissed the Company’s complaint and fined the Company $510,000 for a frivolous action penalty.  The Company believed that this fine was without merit and filed an appeal on December 6, 2005.

On November 22, 2006, the U. S. Appellate Court upheld the verdict and returned to the 10th District Court for review of the $510,000 fine.

On May 8, 2007, the U. S. District Court dropped the $510,000 fine and assessed Excalibur $3,465.00 in court costs.

On February 12, 2008, the petition for verdict review to the U. S. Supreme Court was rejected.

On February 13, 2009, Both U. S. District Courts (Ohio&Wyoming) dismissed Excalibur’s complaints.

Contingency liabilities include:
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

Excalibur Industries - May 31, 2012

Notes to Consolidated Financial Statements
(Unaudited)

Note 7 - Operating Funds

Company management has developed a plan to reduce or delay administrative costs to insure that the Company will continue to meet its obligations during the coming year, as well as a plan to obtain additional operating funds, if needed, through the sale of certain of its mining properties.

In the past, Joseph P. Hubert, President and major stockholder, agreed to advance operating funds as needed, until other funds are available.

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a, b & e)	Name	Age	Position

Joseph P. Hubert	80	President, Chief Executive Officer and Chairman of Board of Directors
Jack D. Powers	85	Vice-President and Director
Allen E. Nugent	66	Director
Marguerite H. Emanuel	78	Secretary/Treasurer
John T. Morrow	68	Director
Bruce H. Sederberg	57	Vice-President and Director

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
Excalibur Industries - May 31, 2012

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

Mr. John T. Morrow, 68, is a CPA and private investor.  He served at the Chicago Office of the SEC from 1987 thru 2006.  Born in Oak Park, IL, he attended Loyola Chicago, to obtain his degree in accounting, and has worked for Arthur Anderson; American Cyanamid; Touche Ross; a Wall Street bank subsidiary of CIT; and, Audit Manager of an industrial gas subsidiary of Houston Natural Gas.  He also served 27 years in the Navy/Army Reserves.  Mr. Morrow’s Directorship was approved by the shareholders at the Annual Meeting.

Mr. Bruce H. Sederberg, 57, B.A. Degree in Business, University of Minnesota, owner operator of H. Christensen Co. since 1978.  Mr. Sederberg’s Directorship was approved by the shareholders at the Annual Meeting.

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
A comprehensive review and examination by the United States Securities and Exchange Commission was conducted in 20-04 and any deficiencies were corrected.

ITEM 11 - MANAGEMENT REMUNERATION

Excalibur and Mountain West Mines, Inc. have no employees or payroll and pay no regular compensation to management.  The Company reimburses management for business expenses.

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2012

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

Securities and Exchange Commission - Form 10-K
Excalibur Industries - May 31, 2012

(c)   Excalibur recognizes and highly endorses Uranerz’s Black Granet etching of Dr. John M. Gruner. Dr. Gruner, former head of the University of Minnesota Geology Department, was the originator of the multible migration accretion (MMA) genesis of Strata form uranium deposition.   Wyoming’s major Gas Hills uranium district, ShirleyBasin’s world’s largest open pit uranium mine and site of the world’s first ISL production and the establishment of North America’s largest MMA uranium district.  – A classic example of academia/industry collaboration  -  “A Remembrance with Gratitude”

(d)       Indebtedness of Management

   None

(e)      Transactions with Promoters
  None

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	1.	Unaudited Consolidated Financial Statements for the fiscal years ended May 31, 2012, 2011 and 2010, including:
Accountants’ Compilation Report
Consolidated Balance Sheets
Consolidated Statements of Operations and Changes in Retained Earnings (Deficit)
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements

2.     None

3.            None

(b)	No reports on Form 8-K have been filed during the quarter ended May 31, 2012

(c)	None

(d)	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     July 25, 2012

By:	Joseph P. Hubert
President, Chief Executive Officer
and Chairman of Board of Directors

By	Jack D. Powers
Vice-President and Director