Form 10-Q
period 2012-08-31
EXCALIBUR INDUSTRIES
filed 2012-09-21
CIK 201779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10 - Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended  AUGUST 31, 2012

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number 1-7602

EXCALIBUR INDUSTRIES

(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:  UTAH

IRS Employer Identification Number:	87-0292122

Address or principal executive offices;	Post Office Box 3551
Duluth, Minnesota 55803

Phone Number:	(218) 724-4711

E-Mail Address:	mhubert1@msn.com

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report); and, (2) has been subject to such filing requirements for the past 90 days.   YES ☑     NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

August 31, 2012                                                                Common Shares 6,319,307

EXCALIBUR INDUSTRIES
ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
For the Periods Ending:

	Aug. 31, 2012 (Unaudited)	May 31, 2012 (Unaudited)
ASSETS
Cash, Savings Certificates, Treasury Bills	$164,147	$173,474
Notes and Accounts Receivable	0	0
Other Assets	0	0
Total Current Assets	$164,147	$173,474

Property, Equipment & Mineral Interests (See Note B)	103,701	103,701
Less Accumulated Depreciation	(3,661)	(3,661)
Total Fixed and Other Assets	$100,040	$100,040
Deposits	60	60
TOTAL ASSETS	$264,247	$273,574

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$100	$100
Other Liabilities Loan from Stockholder	0	0
Common Stock 0 $.01 Par Value, Authorized 10,000,000 Shares; 6,319,307 Shares issues; 6,319,307 Outstanding	63,193	63,193
Paid-In Capital in excess of Par	80,591	80,591
Retained Earnings	100,504	109,831
Accumulated other Comprehensive Income	19,964	19,964
Treasury Stock	(105)	(105)
Total Shareholders’ Equity	264,147	273,474

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$264,247	$273,574

The accompanying notes are an integral of these financial statements. These financial statements are unaudited.

EXCALIBUR INDUSTRIES

CONSOLIDATED STATEMENT OF INCOME, EXPENSE AND RETAINED EARNINGS
FOR THE FISCAL QUARTERS ENDED

	Aug. 31, 2012 (Unaudited)	Aug. 31, 2011 (Unaudited)
REVENUES
Interest	$0	$0
Total Revenues	0	0
EXPENSES
Loan Repayment	$0	$0
General and Administrative	$1,553	$2,281
Professional Services	7,774	11,432
Property, Payroll and Other Taxes	0	0
Claim Fees	0	0
NET (LOSS)	(9,327)	(13,713)
Retained Earnings Beginning of Period	109,831	116,618

Retained Earnings at End of Period	100,504	102,905

Average Shares Outstanding During Period	6,319,307	6,319,307

NET GAIN (LOSS) PER SHARE	$(0.014)	$(0.001)

The accompanying notes are an integral of these financial statements. These financial statements are unaudited.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

•	The information in this report is unaudited and includes the consolidated financial information of Excalibur Industries and its wholly owned subsidiary, Mountain West Mines, Inc.

•	In the opinion of Management, the foregoing financial information fairly presents results of operations during the periods represented.

•	In the opinion of Management, all material adjustments have been recorded to arrive at the amounts reported, and all significant inter-company transactions have been eliminated from these statements.

NOTE 2

•	Equipment includes capitalized acquisition costs of $2,354 at February 28, 2003 and at November 30, 2002.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Highland deposit and
Smith Ranch deposit – 2005 – 25,000,000 lbs.
Ruth deposit – 2005 – 800,000 lbs.
Reynolds Ranch – 2005 – 16,000,000 lbs.

2.	4% yellow cake on:	Brown Ranch deposit – and
Irigaray deposit – and
Christensen deposit – 1998 – 2,800,000 lbs.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

B.	2011 ARMZ royalty obligation to Excalibur as agreed to in the Mining Deed of August 22, 1973
MWM/American Nuclear Corporation (ANC) – 2 ½ % yellow cake on Brown Ranch Deposit – in 400 plus claim block

C.	2011 Uranerz Energy Corporation (URZ) obligation to Excalibur as agreed to in the Option and Purchase Agreement of December 9, 2005 – Excalibur has a $250,000.00 advance royalty obligation to URZ
8% yellow cake on:	Nichols Ranch deposit – 2010 – 2,950,000 lbs
Hank deposit 2010 – 2,250,000 lbs.
Doughstick deposit – 2011 – 500,000 lbs.

D.	Royalty from URZ production on Nichols Ranch has been delayed to early 2013 due to new environmental studies.

Material Changes in Results of Operations

•
Excalibur Director John Morrow, CPA personally delivered to the Chicago office of the SEC, corporate documents pertaining to undisclosed contingency liabilities by Cliffs Natural Resources on the following dates:  January 31, 2011; March 8, 2011; and, August 11, 2011.

•	On May 6, 2011, Mr. Hubert sent 16 file boxes of legal work product (MGGM), concerning the 1967 contract obligations between Excalibur (MWM) and Cliffs Natural Resources (Cliffs).

•	On August 22, 2011, acknowledgement of all received of the above by SEC Assistant Regional Director, Division of Enforcement – Chicago Office.

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

•	Effective August 25, 2010, Uranerz executed a Shareholders Rights Plan – exercise price at U. S. $8.75/share. Current URZ stock price $2.40.

•	Jordan Richard Association (EDGAR services) has complied with the XBRL taxonomy requirements – Excalibur cost $8,376/year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCALIBUR INDUSTRIES
(Registrant)

Date: September 21, 2012	/s/ JOSEPH P. HUBERT
Joseph P. Hubert
President, Chief Executive Officer
and Chairman of Board of Directors

Date: September 21, 2012	/s/ MARGUERITE H. EMANUEL
Marguerite H. Emanuel
Secretary