Form 10-Q
period 2012-11-30
EXCALIBUR INDUSTRIES
filed 2012-12-26
CIK 201779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM  10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended  NOVEMBER 30, 2012

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number 1-7602

EXCALIBUR INDUSTRIES
(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:  UTAH

IRS Employer Identification Number :	87-0292122

Address or principal executive offices :	Post Office Box 650
Hibbing, Minnesota 55746

Phone Number :	(218) 262-6127

E-Mail Address :	info@superiormineral.com

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

November 30, 2012                                                                Common Shares 5,997,361

EXCALIBUR INDUSTRIES
Form 10-Q   Part I

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	For the Periods Ended:
	Nov. 30, 2012	Aug. 31, 2012
ASSETS
Cash, Savings Certificates, Treasury Bills	$154,533	$164,147
Notes and Accounts Receivable	0	0
Other Assets	0	0
Total Current Assets	$154,533	$164,147

Property, Equipment & Mineral Interests (See Note B)	103,701	103,701
Less Accumulated Depreciation	(3,661)	(3,661)
Total Fixed and Other Assets	$100,040	$100,040
Deposits	60	60
TOTAL ASSETS	$254,633	$264,247

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$100	$100
Other Liabilities Loan from Stockholder	0	0
Common Stock 0 $.01 Par Value, Authorized 10,000,000 Shares; 5,997,361 Shares issues; 5,997,361Outstanding	59,973	63,193
Paid-In Capital in excess of Par	80,591	80,591
Retained Earnings	97,286	100,504
Accumulated other comprehensive income	16,788	19,964
Treasury Stock	(105)	(105)
Total Shareholders’ Equity	254, 533	264,247

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$254,633	$264,247

The accompanying notes are an integral of these financial statements.
These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q   Part I

CONSOLIDATED STATEMENTS OF INCOME, EXPENSE
AND RETAINED EARNINGS
FOR THE FISCAL QUARTERS ENDED

	Nov. 30, 2012	Nov. 30, 2011
REVENUES	Unaudited
Interest	$0	$0
Total Revenues	0	0
Cash, Treasury Bills + Stock	154,533	167,489
EXPENSES
Loan Repayment	$0	$0
General and Administrative	$2,058	$1,903
Professional Services	1,160	640
Property, Payroll and Other Taxes	0	0
Claim Fees	0	0
NET (LOSS)	(3,218)	(2,543)
Retained Earnings Beginning of Period	100,504	102,905

Retained Earnings at End of Period	97,286	100,362

Average Shares Outstanding During Period	5,997,361	6,319,307

NET GAIN (LOSS) PER SHARE	$(0.001)	$(0.000)

The accompanying notes are an integral of these financial statements.
These financial statements are unaudited.

EXCALIBUR INDUSTRIES
FORM 10-Q  11/30/12     PART 1

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

•	Effective August 25, 2010, Uranerz executed a Shareholders Rights Plan – exercise price at U. S. $8.75/share. Current URZ stock price $1.34.
•	Jordan Richard Assoc. LLC (EDGAR services) has complied with the XBRL taxonomy requirements – Excalibur cost $8,376/year.
•	A meeting of the Board of Directors of Excalibur Industries was held Wednesday, November 21, 2012 immediately following the Annual Meeting of Stockholders.

The following Directors and officers were elected to the office set opposite their name to serve until the next Annual Meeting or until their successors have been duly elected and qualified;

Jack D. Powers                                           Director
Alan E. Nugent                                          Director
John T. Morrow                                         Director
Jay R. Mackie                                             Director
Michael P. Johnson                                   Director

The resignation of Mr. Joseph P. Hubert, Mr. Bruce H. Sederberg, and Marguerite H. Emanuel from the corporate directorship and officers were honored.
The appointment of Mr. Jay R. Mackie as President, Chief Executive Officer and Chairman of the Board was approved.
Mr. Michael P. Johnson was recommended and then approved for Corporate Secretary/Treasurer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
•
Excalibur and its subsidiary, Mountain West Mines, Inc., have acquired various mining properties, leaseholds, patented claims, and mineral rights interests.  These assets are carried at their cost of acquisition unless, in the judgment of the Directors, a lesser amount is felt to be more appropriate because of a permanent decline in value.  The Board of Directors has determined that a more realistic value should be placed on the books for financial reporting and has elected to reduce the reporting value for financial statement purposes to $100,000.

•	Values for purposes of this financial statement as of February 28, 2003 and November 30, 2002.

Property and Equipment	$2,354
Mining Equipment	$1,347
Interest in Mining Properties	$100,000
Accumulated Depreciation	$(3,661)
TOTAL	$100,040

EXCALIBUR INDUSTRIES
Form 10-Q   Part II

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCALIBUR INDUSTRIES (Registrant)

Date: December 26, 2012	By:	/s/ J. R. Mackie
Jay R. Mackie
President, Chief Executive Officer
and Chairman of Board of Directors

Date: December 26, 2012	By:	/s/ Michael P. Johnson
Michael P. Johnson
Secretary