Form 10-Q
period 2013-02-28
EXCALIBUR INDUSTRIES
filed 2013-04-11
CIK 201779

EXCALIBUR INDUSTRIES
Form 10-Q, Part II
February 28, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended FEBRUARY 28, 2013

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:  ____________ to ____________

Commission File Number 1-7602

EXCALIBUR INDUSTRIES
(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:	UTAH

IRS Employer Identification Number:	87-0292122

Address or principal executive offices:	Post Office Box 650
Hibbing, Minnesota 55746

Phone Number:	(218) 262-6127

E-Mail Address:	info@superiormineral.com

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report); and, (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

February 28, 2013	Common Shares 5,997,361

EXCALIBUR INDUSTRIES
Form 10-Q, Part II
February 28, 2013

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	For the Period Ended:
ASSETS	Feb. 28, 2013	Nov. 30, 2012
Cash & Investments	$130,914	$154,533
Accounts Receivable	0	0
Total Prepaid Insurance	24,370	0

Fixed Assets (See Note B)
Property & Equipment	2,354	2,354
Mining Equipment	1,347	1,347
Interest in Mining Properties	100,000	100,000
Interest in Mining Properties	(3,701)	(3,661)
Total Fixed Assets	$100,000	$100,040

Deposits	60	60

TOTAL ASSETS	$255,344	$254,633

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts Payable-Meriden Engineering LLC	22,313	0
Accounts Payable	100	100
Accounts Payable-Officers	24,500	0
Common Stock $.01 Par Value, Authorized 10,000,000 Shares 5,997,361 Shares issued; 5,997,361 Outstanding	59,973	59,973
Paid-In Capital in excess of Par	80,591	80,591
Retained Earnings	51,184	97,286
Accumulated other comprehensive income	16,788	16,788
Treasury Stock	(105)	(105)
Total Shareholders’ Equity	$208,431	$254,533

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$255,344	$254,633

The accompanying notes are an integral part of these financial statements.
These financial statements are unaudited.

EXCALIBUR INDUSTRIES
Form 10-Q, Part II
February 28, 2013

CONSOLIDATED SATEMENTS OF INCOME, EXPENSE
AND RETAINED EARNINGS
FOR THE FISCAL QUARTERS ENDED

REVENUES	Feb. 28, 2013	Feb 29, 2012
Interest	$10,112	$0
Total Revenues	0	0
Cash, Treasury Bills + Stock	130,914	179,773
EXPENSES
Loan Repayment	0	0
General and Administrative	55,634	1,973
Professional Services	580	2,064
Property, Payroll and Other Taxes	0	0
Claim Fees	0	0
NET (LOSS)	(46,102)	(4,037)
Retained Earnings Beginning of Period	97,286	100,362

Retained Earnings End of Period	51,184	96,325

Average Shares Outstanding During Period	5,997,361	6,319,307

NET GAIN (LOSS) PER SHARE	$(0.008)	$(0.001)

EXCALIBUR INDUSTRIES
Form 10-Q, Part II
February 28, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 2

Material Changes in Financial Conditions

●	On November 22, 2006, the 10th District U. S. Court of Appeals upheld the adverse ruling of the U.S. District Court – remanded the $510,000.00 fine and later reduced to $3,465.00 court costs to MWM.
●
On July 15, 2009, the 10th District Court dismissed the Plaintiff’s (MWM & Joseph P. Hubert) law suit against The Cleveland-Cliffs Iron Co. (Cliffs Natural Resources) with the obligation of an undisclosed court cost.

●	No appeal is scheduled.
●	On July 30, 2009, the two law firms representing the Defendant (Cliffs) filed attorney fee charges against the Plaintiff for $349,462.00 in the 10th District Court of Wyoming.
●	On August 13, 2009, Plaintiff attorneys filed a brief in opposition to Cliffs attorney fees in the 10th District Court of Wyoming.
●
On November 30, 2009, Plaintiffs Excalibur Industries (Mountain West Mines), upon recommendation from Council, Joseph P. Hubert agreed to a $100,000.00 settlement with the Cleveland Natural Resources Corp. – payable from royalty received from North Butte and Ruby Ranch deposits production in a two-year installment of $50,000.00 per year upon commencement of mining.

●
After six years of litigation – Three U.S. District Courts – One U.S. Court of Appeals and a U.S. Supreme Court petition – All failed to uphold the clear terms of the MWM/Cliffs May 17, 1967 Option and Agreement.  Three judicial decisions are beyond explanation.  The resulting loss to Excalibur is historic in U.S. mining.

●	In 2010, U.S. District Court Judge Clarence Brimmer was cited in a U.S. Supreme Court petition for “Structural Error” in the Solon Verdict. Pending.
●
This is the same Judge Brimmer who rules against MWM on July 13, 2005, denigrating Joseph P. Hubert, the originator, sole architect, and field manager of the Power River Project as an “opportunist” and “fined” him $510,000.00 to teach him a lesson.

●	U.S. District Court Judge Clarence Brimmer is now on “Senior Status.” Excalibur (MWM) has reissued a petition to the Supreme Court of the United States. Petition refused.
●	Six wholly owned prospects have been optioned to Uranerz Energy Corporation with payment of $250,000.00 advance royalty due URZ.
●
AMI royalty obligations, as clearly stated in the MWM/Cliffs 1967 Agreement, due Excalibur directly from Cliffs amount to 4% on some 26,000,000 pounds of yellow cake produced through year 2009.  Total royalty due in excess of $70,000,000.00 plus interest plus penalty.

●
Cliffs “sales” agreements were “validated” by the Appellate Court ruling 11/22/06.  Sales agreement terms lock Cliffs into mineral right obligations to MWM, AMI royalty payments to MWM by Successor in Interest, and Successor in Interest AMI guaranties.  MWM never sold a single acre of mineral rights to Cliffs; and Cliffs has never given MWM prior notice of any Joint Venture arrangements.

●	MWM/Cliffs 1967 contract obligates Cliffs to royalty payments to MWM on the following active projects:

A. 2011 Cliffs Royalty Obligations to Excalibur as Agreed to in the 1967 Option:

(1) 8% yellow cake on:	North Butte/Brown deposit - 2002 approx. 26,000,000 lbs. Greasewood deposit - 2002 - 4,000,000 lbs.

4% yellow cake on:	Ruby Ranch deposit - 2002 - 6,400,000 lbs. Highland deposit and Smith Ranch deposit - 2005 - 25,000,000 lbs. Ruth deposit - 2005 - 800,000 lbs. Reynolds Ranch - 2005 - 16,000,000 lbs.

(2) 4% yellow cake on:	Brown Ranch deposit and Irigaray deposit and Christensen deposit - 1998 - 2,800,000 lbs.

EXCALIBUR INDUSTRIES
Form 10-Q, Part II
February 28, 2013

B.	2011 ARMZ royalty obligation to Excalibur as agreed to in the Mining Deed of August 22, 1973 MWM/American Nuclear Corporation (ANC) -

2½% yellow cake on:	Brown Ranch deposit - in 400 plus claim block

C.	2011 Uranerz Energy Corporation (URZ) obligation to Excalibur as agreed to in the Option and Purchase Agreement of December 9, 2005 - Excalibur has a $250,000.00 advance royalty obligation to URZ

8% yellow cake on:	Nichols Ranch deposit - 2010 - 2,950,000 libs. Hank deposit - 2010 - 2,250,000 lbs. Doughstick deposit - 2011 - 500,000 lbs.

D.	Royalty from URZ production on Nichols Ranch has been delayed to late 2013.
1.
Material Changes in Results of Operations
●
Excalibur Director John Morrow, CPA personally delivered to the Chicago office of the SEC, corporate documents pertaining to undisclosed contingency liabilities by Cliffs Natural Resources on the following dates: January 31, 2011; March 8, 2011; and, August 11, 2011.

●	On May 6, 2011, Mr. Hubert sent 16 file boxes of legal work product (MGGM), concerning the 1967 contract obligations between Excalibur (MWM) and Cliffs Natural Resources (Cliffs).
●	On August 22, 2011, acknowledgement of all received of the above by SEC Assistant Regional Director, Division of Enforcement – Chicago Office.
●
The Cleveland, Ohio Law Firm of Mansour, Gavin, Gerlack & Manas Co. L.P.A. agreed to represent Excalibur in legal proceedings against The Cleveland-Cliffs Iron Company. The lawsuit was filed in August 2008. Excalibur has paid $50,000.00 for expenses and MGGM is retained on a contingency basis.

●	On November 30, 2009, MGGM LPA completed their legal association with Excalibur.
●	The SEC has requested corporate information. A complete background file has been forwarded to the SEC.
●	All loans have been repaid.
●	Registrant pays no wages.
●	Payment for professional services is scheduled when required: i.e. 10-K report - tax returns, SEC filing fee, attorney charges.
●	Another attempt to appear before the United States Supreme Court for a review of the Appellate Court decision has been denied.
●
On August 17, 2010, Excalibur received fully executed documents in the exchange of its Drill Hole Library for 2,000,000 warrants of Uranerz Energy Corporation common stock strike price $3.00 - in increments of 500,000 shares in a four-year term with a 6 month holdout period.

●	Effective August 25, 2010, Uranerz executed a Shareholders Rights Plan – exercise price at U. S. $8.75/share. Current URZ stock price $1.34.
●
On February 27, 2012, Excalibur entered into a Management Services Agreement with Meriden Engineering LLC (a subsidiary of Superior Minerals Resources LLC). Meriden/Superior will manage the mineral leases and the administrative affairs of Excalibur.

●	Jordan Richard Assoc. LLC (EDGAR services) has complied with the XBRL taxonomy requirements – Excalibur cost $8,376/year.
●
A meeting of the Board of Directors of Excalibur Industries was held Wednesday, November 21, 2012 immediately following the Annual Meeting of Stockholders. The following Directors and officers were elected to the office set opposite their name to serve until the next Annual Meeting or until their successors have been duly elected and qualified:

Jack D. Powers	Director
Alan E. Nugent	Director
John T. Morrow	Director
Jay R. Mackie	Director
Michael P. Johnson	Director

EXCALIBUR INDUSTRIES
Form 10-Q, Part II
February 28, 2013

The resignation of Mr. Joseph P. Hubert, Mr. Bruce H. Sederberg, and Marguerite H. Emanuel from the corporate directorship and officers were honored. The appointment of Mr. Jay R. Mackie as President, Chief Executive Officer and Chairman of the Board was approved. Mr. Michael P. Johnson was recommended and then approved for Corporate Secretary/Treasurer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

●	The information in this report is unaudited and includes the consolidated financial information of Excalibur Industries and its wholly owned subsidiary, Mountain West Mines, Inc.
●	In the opinion of Management, the foregoing financial information fairly presents results of operations during the periods represented.
●	In the opinion of Management, all material adjustments have been recorded to arrive at the amounts reported, and all significant inter-company transactions have been eliminated from these statements.
●	Equipment includes capitalized acquisition costs of $2,354 at February 28, 2003 and at November 30, 2002.

NOTE B

●
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

●	Values for purposes of this financial statement as of February 28, 2003 and November 30, 2002.

Property and Equipment	$2,354
Mining Equipment	1,347
Interest in Mining Properties	100,000
Accumulated Depreciation	(3,701)
TOTAL	$100,000

EXCALIBUR INDUSTRIES
Form 10-Q, Part II
February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCALIBUR INDUSTRIES (Registrant)

Date: April 11, 2013	By:	/s/ Jay R. Mackie
Jay R. Mackie
President, Chief Executive Officer
And Chairman of Board of Directors

Date: April 11, 2013	By:	/s/ Michael P. Johnson
Michael P. Johnson
Secretary