Form 10-K
period 2013-05-31
EXCALIBUR INDUSTRIES
filed 2013-09-06
CIK 201779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to__________________

Commission file number 1-7602

Excalibur Industries
(Exact name of registrant as specified in its charter)

Utah	87-0292122
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Post Office Box 650, Hibbing, Minnesota	55746
(Address or principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (218) 262-6127

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock (par value $0.01 per share)	None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
YES ☐ NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
YES ☐ NO ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐ NO ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated files, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐ NO ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of November 30, 2012, and as of the date of this report, there has been no bid or asked prices available, nor has there been any market for or trading of the Company’s stock for many years.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

PART I

ITEM 1.  BUSINESS.

Excalibur Industries (“Excalibur”) is a Utah corporation formed by the consolidation of Tower Enterprises (formerly Moab Uranium Company) and The Thrifty Helper on June 1, 1971. In January 1972, Excalibur purchased all of the issued and outstanding shares of capital stock of Mountain West Mines, Inc. (“Mountain West”), a Nevada corporation, which is now a wholly owned subsidiary of Excalibur. Excalibur and Mountain West are hereinafter collectively referred to as Excalibur or Company.

Excalibur is a natural resource business enterprise focused on uranium. The domestic uranium fuels industry suffered its first major setback with the incident at the Three Mile Island power station on March 28, 1979. This incident severely reduced the public’s faith in the nuclear power industry and in turn negatively affected the pricing for nuclear fuel for many years.

The nuclear power industry once again suffered a worldwide setback due to the events at Japan’s Fukushima Daiichi power station, which was heavily damaged by a tsunami on March 11, 2011, and continues to be in the news due to ongoing radioactive leakage. However, most industry pundits are forecasting a positive future for the industry, including a major increase in pricing of yellow cake, in the near term.

Excalibur’s uranium position in the Powder River Basin is maintained by royalty agreements held by Excalibur and Mountain West with uranium producers. Uranium production has recently commenced on the North Butte property, and management believes that uranium production will commence in the 4th quarter of 2013 on the Nichols Ranch property covered by these contracts and should result in royalty payments to Excalibur to commence in 2014.

On December 2, 2012, Excalibur came under new management following the retirement of founder and long-time CEO, Joseph P. Hubert, CPG, along with Marguerite Emanuel, Secretary and Treasurer, and Director Bruce Sederberg. Mr. Jay R. Mackie was elected President and CEO and Chairman of the Board, and Michael P. Johnson was elected as a Director and to the Secretary and Treasurer positions. On May 2, 2013, Howard W. Hilshorst was elected to the Board of Directors.

Powder River Basin, Wyoming - History

Mountain West Mines, Inc.
Beginning in 1965, Mountain West Mines, Inc., a private corporation with extensive uranium property holdings in Utah, founded by Claude E. Nugent, Robert H. Ruggeri, and Joseph P. Hubert, operated the underground Betty Mine and the open pit Glade Mine in the Elk Ridge, Utah, uranium district. Each operation was closed upon the completion of their respective Atomic Energy Commission contracts.

Joseph P. Hubert, CPG, conducted full-time uranium exploration in the 1960s. In 1966, Mountain West Mines began its successful geologic exploration of the Powder River, Wyoming, uranium district. A large scale mineral property acquisition program was begun, along with the initiation of the district reconnaissance drill hole fence project.

In 1967, the nuclear power industry revived its interest in uranium fuels, and the Powder River Basin began to attract major corporate attention. Mountain West, in order to maintain viability, was forced to seek outside financial assistance.

Cliffs Natural Resources (formerly The Cleveland-Cliffs Iron Company)(“Cliffs”)
Mountain West and Cliffs entered into a series of contractual arrangements to provide financing for Excalibur, which included an Option and Agreement dated May 17, 1967, an Addendum dated August 29, 1968, an Addenda dated August 31, 1976, and a Deed and Agreement dated October 20, 1976 (the “Cliffs Option and Agreements”). In 1969, Mountain West deeded the majority of its mining claims to Cliffs, reserving a future royalty interest.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

Excalibur retained a 4% yellow cake royalty on all production resulting from the operations of Cliffs, its assigns and/or successors in interest within an Area of Interest (AMI) defined as Townships 33 through 50 North of Ranges 69 through 79 West of the 6th Principal Meridian. The AMI was then understood to be a common business franchise restriction for protection of both principals. The Collins Draw In Situ Leaching (ISL) pilot program produced a minor royalty credit to Excalibur.

In 1986, Cliffs sold its interest in the North Bing and Four Mile properties (now part of Cameco’s Ruby Ranch project) to Central Electricity Generating Board Exploration (“CEGB”), subject to the terms and conditions of the Cliffs Option and Agreements. Cliffs retained reimbursement responsibility for the AMI royalty obligation to Excalibur payable by its successor in interest within the AMI, less subject lands. In the event of project abandonment by CEGB (et al.), the properties would be returned to Cliffs. In 1996, Power Resources, Inc., acquired these properties from CEGB.

In 1987, Cliffs sold its interest in the Greasewood Creek and North Butte projects to Uranerz USA, Inc, subject to the terms and conditions of the Cliffs Option and Agreements. Cliffs retained reimbursement responsibility for any AMI royalty obligations to Excalibur payable by its successor in interest within the AMI, less subject lands. In the event of project abandonment by Uranerz USA, the properties would be returned to Cliffs. In 1991, Uranerz USA assigned these properties to Pathfinder Mines Corporation. In 2001, Power Resources, Inc., acquired these properties from Pathfinder.

Cliffs subsequently sold its rights to recover Excalibur’s advance royalty credit of $1,319,268.60 to Uranerz USA. The right of recovery is now held by Pathfinder.

The Cliffs Option and Agreements have been the basis for extended litigation between Mountain West and Cliffs, which is discussed in Item 3 (Legal Proceedings).

ITEM 1A.  RISK FACTORS.

1.
Unaudited Financial Statements. The financial statements of the Company for the years ended May 31, 2013, 2012, and 2011, which are contained in this Report, are unaudited compilations accompanied by Accountant’s Compilation Report, which states in part, “We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or provide any assurance about whether the financial statements are in accordance with the accounting principles generally accepted in the United States of America.” The Securities Exchange Act of 1933 regulations promulgated thereunder (collectively the “Act”) requires audited financial statements of the Company be set forth in this Report; therefore, this report is not in compliance with the Act.

The absence of audited financial statements and an auditor’s report may affect the Company in a variety of ways: (A) the Securities and Exchange Commission may take enforcement action; and (B) the Company may find it more difficult to secure equity financing or debt financing.

2.
Market Effect of Fukushima Daiichi Power Station Disaster. The market for uranium may be affected by the events at Japans’s Fukushima Daiichi power station, which was heavily damaged on March 11, 2011, and continues to be in the news due to radioactive leakage and containment problems.

3.
Future Regulations. The nuclear power industry may be subject to further regulations with respect to existing power plans and future power plants, which could result in a decommissioning of existing plants and added expense for future power plants resulting in a decision by power producers to go to alternative sources of energy.

4.
Delay or Interruption of Anticipated Revenue. Financing may be needed if the streams of royalty revenue anticipated by the Company from Cameco and Uranerz are delayed or interrupted, and such financing may not be available or available upon terms satisfactory to the Company.

5.
Environmental. Operators in the mining operations are heavily regulated and are responsible for violating their permits with respect to air and water and general operations, and enforcement of such regulations may curtail production and reduce royalties. In addition, lawsuits may be brought against the operator and/or the holder of the mineral rights by governmental agencies and/or private parties in some instances. The Company has not operated a mine for many decades and has no intention of becoming an operator of a mine at this time.

6. Repayment of Advanced Royalties. The Company has substantial repayment obligations totaling $1,669,268.86 from advance royalties received (see Note 6 of the Notes to Consolidated Financial Statements) that will limit its income stream once royalty payments from production commence, further straining the Company’s already lean financial position during the repayment period, which is dependent upon production and pricing levels that are beyond the control of the Company.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

ITEM 2.  PROPERTIES.

The principal assets of Excalibur are as follows:

1.
Mountain West holds a royalty interest in patented and unpatented mining claims held by Power Resources, Inc. (“Cameco”), including properties known as North Butte, Ruby Ranch, and Greasewood. The royalty rate is 4%; however, the parties have agreed that the method for calculating the dollar amount of the royalty on uranium yellow cake may not be workable as set forth under the Cliffs Option and Agreements, and they are currently negotiating the methodology of establishing a price.

2.
Excalibur and Uranerz Energy Corporatin (“Uranerz”) exercised an Option and Purchase Agreement on December 9, 2005, as to approximately 14,000 acres of mineral rights, including properties known as Nichols Ranch, Hank, Niles Ranch, Willow Creek, Verna Ann, and Doughstick (the “Agreement”). Pursuant to the Agreement, Excalibur granted Uranerz an option on the properties, which it subsequently exercised in 2006 and paid advanced royalties to Excalibur of $250,000. Under the Agreement, Uranerz is to pay royalty to Excalibur based on the spot price of yellow cake (U3O8) as reported by Ux per calendar quarter. If the average spot price of uranium for any calendar quarter is $45.00 per pound or less, the royalty rate is 6%, and if the average sport price is $45.01 per pound or higher, the royalty rate is 8%.

3.
The 2,000,000 share warrants of Uranerz stock that Excalibur acquired on August 17, 2010, in exchange for its Powder River Drill Hole Library - strike price $3.00 - four-year term with schedule execution, expiring at the end of June 2014.

4.
The August 22, 1973 Mining Deed (Part I and II) between Mountain West and American Nuclear Corporation (“ANC”), on mining claims reserving a 2.5% royalty interest to Mountain West. The project became part of a joint venture between ANC and the Tennessee Valley Authority (“TVA”). This project area was known as Brown-TVA. At public auction in 1991, ANC/TVA sold this project, along with their entire holdings, to General Atomic. In 1992, General Atomic sold this same project to Pathfinder. On June 11, 1999, Pathfinder (Cogema) acknowledged ownership, with 2.5% royalty obligations to Mountain West. In 2001, Pathfinder sold the Brown deposit to Power Resources. Excalibur retains a 2.5% royalty from the ANC contract.

Two uranium producers, Uranerz and Cameco, are planning to begin producing yellow cake in 2013 from properties in which Excalibur holds royalty interests. Uranerz is presently in the final stages of construction of a facility at its Nichols Ranch property and intends to commence ISL production in the 4th quarter of 2013. A visit to the site was made in the summer of 2012 by Howard Hilshorst and Greg Lindahl of Superior Mineral Resources, Excalibur’s leasehold manager, and Jay R. Mackie. In the fall of 2012, a site visit was also made by Director John Morrow. Initial production from this facility was intended to be early in 2013 but was delayed due to a permit issue for deep disposal wells. The permit was finally received and the first of the two wells has been completed. On March 27, 2013, a letter was received from Cameco informing Excalibur of their intention to begin production from its recently completed facility at the North Butte property. Prior to this letter, Excalibur’s management had no knowledge of the construction of a complete ISL recovery facility at North Butte. Initial commissioning of the recently completed production facility commenced on May 24, 2013 and production of yellow cake on the North Butte property began shortly thereafter.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

ITEM 3.  LEGAL PROCEEDINGS.

Past litigation attempting to clarify and establish Excalibur's contractual rights was first filed in the U.S. District Court for the District of Wyoming on April 20, 2004. On July 13, 2005, the U .S. District Court ruled against Mountain West’s position and fined Mountain West $510,000. On November 22, 2006, The United States Court of Appeals affirmed the verdict and returned it for hearing of the $510,000 judgment to the U.S. District Court. On May 8, 2007, the $510,000 judgment was dismissed and replaced with $3,465 in assessed court costs. Mountain West next filed lawsuit against Cliffs in the U.S. District Court for the Northern District of Ohio. On February 13, 2009, the case was ordered back to U.S. District Court of Wyoming without a ruling. In August 2009, the Wyoming District Court barred Mountain West from bringing a lawsuit against Cliffs. No appeal was filed. The court further approved a $349,462 attorney fee judgment against Mountain West. On December 10, 2009, Mountain West settled this $349,462 attorney fee charge with Cliffs. The gross amount was reduced to $100,000 and payment will be made from monies to be received from Power Resources royalty due to Mountain West and payable in two installments of $50,000 per year for two years. To date no payments have been made.

In an attempt to enforce what Company management viewed at the time as clear and unambiguous terms of the Cliffs Option and Agreements, the Company failed in five separate lawsuits and a letter sent to the U.S. Supreme Court:

1-	May 27, 2005, Wyoming District Court- Magistrate William Beaman
2-	July 13, 2005, Wyoming District Court-Judge Clarence Brimmer
3-	November 22, 2006, U.S. Court of Appeals 10th Circuit- Circuit Judges Lucero, Siler, & O'Brien
4-	February 12, 2008, Supreme Court of the United States, letter sent by Joseph P. Hubert
5-	February 13, 2009, Northern District Court of Ohio-Judge Ann Aldrich
6-	July 19, 2009, Wyoming District Court rejected lawsuit-Judge Clarence Brimmer

On August 11, 2011, the Chicago regional office of the U.S. Securities and Exchange Commission (SEC) was provided with a series of documents relating to Excalibur’s contention that Cliffs may have a major undisclosed contingency liability owed to Excalibur. Sixteen file boxes of legal work product resulting from the previously listed litigations were delivered to the Assistant Regional Director, Division of Enforcement. As of this date no report of any activity by the SEC has been received or noted. The materials provided to the SEC were returned to Excalibur in 2013.

Management anticipates that there will be no further legal action with respect to the properties that were addressed by the preceding litigation.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)
Lack of Market: The stock of Excalibur was formerly traded on the Intermountain Stock Exchange in Salt Lake City, Utah, until October 31, 1986, when it was delisted. Since such date, there has been no established public trading market for Excalibur securities.

(b)
Securities Issued During the Last Three Years: Securities were issued to directors and officers in consideration for services performed and to be performed (see Item 11, Executive Compensation). The securities issued were common stock and warrants to purchase common stock. The shares issued and the warrants issued were non-transferrable except pursuant to registration or exemption from registration under the Securities Act of 1933 and applicable state security laws and shares issuable upon the exercise of the warrants were also non-transferable except for registration or exemption from registration under the Securities Act of 1933 and applicable state security laws. All shares and warrants to purchase shares and shares issuable upon exercise of a warrant bear a restrictive legend restricting transfer except upon registration or exemption from registration and require a reasoned opinion of the record owner’s legal counsel and the consent of the Company to transfer. Each of the officers and directors being issued shares has signed a letter of investment intent stating that they are acquiring the shares and/or warrants as an investment and not with a view for resale. The exemption claimed for the issuance of the warrants and the shares to the officers and directors is pursuant to an exemption claimed under Section 4(2) of the Securities Act of 1933 for the issuance of securities not involving a public offering. See Item 11, Executive Compensation, for further details regarding the issuance of such securities.

The Company has not repurchased any of its securities.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

ITEM 6.  SELECTED UNAUDITED FINANCIAL DATA.

	2013	2012		2011

Total Revenues	$0		$0	$0

Total Operating Expenses	105,938		22,113	28,747
Income/(Loss) from Operations	(105,938)		(22,113)	(28,747)

Other Income (Expense)	8,259		15,454	53,394
Income/(Loss) Before Income Taxes	(97,679)		(6,659)	24,647

Provision for Income Taxes	133		128	121

Net Income/(Loss) Before Extraordinary Gain	(97,812)		(6,787)	24,526

Extraordinary Gain	0		0	0

Net Income/(Loss)	(97,812)		(6,787)	24,526

Retained Earnings/Deficit) Beginning of Year	$109,831		$116,618	$92,092

Retained Earnings/(Deficit) End of Year	$12,019		$109,831	$116,618

Average Shares of Common Stock Outstanding	6,012,361		5,997,361	5,997,361

Net Income/(Loss) Per Share of Common Stock	$(0.0163)	$	(0.0011)	$0.0041

Total Assets - End of Year	$249,211		$273,574	$291,866

Long-Term Obligations	$0		$0	$0

Cash Dividends Declared Per Share of Common Stock	$0		$0	$0

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Excalibur, for approximately the past approximately 20 years, has adopted a policy designed to husband the Company’s assets and retain as much of its mineral interests as possible taking into account the depressed market for uranium and Excalibur’s limited resources. The Company recognized that it would have to rely on royalty income from its most promising properties and that it had little if any control over when uranium producers with which it had royalty agreements would commence mining. The records show that during the period of 1993 to May 31, 2013, with exception of 2006, the Company had zero royalty income. Form 10-K of the Company for 2006 indicates that the Company received advanced royalty from Uranerz Energy Corporation of $250,000. The lack of royalties was noted in Excalibur’s 10-K Annual Report for 1998, wherein it is stated that “…advanced payments ended in May 1992 after which time no additional payments will be received until production commences. Other than interest income, no other continuing material cash inflows are known to management or anticipated at this time based on current agreements.” The husbanding policy of the Company was and is a survival policy which may have worked. However, the consequences are:

1.
The Company does not have the core of employees with the knowledge necessary to monitor and manage its properties and mineral interests and mining operations of uranium producers with whom it has royalty agreements.

2.
The Company has not had audited financial statements since 1988 and cannot have a market for its shares without first attaining necessary financial audits for multiple years and compliance with all reporting standards of the Securities and Exchange Commission at considerable expense.

To solve some of the foregoing problems, the Company on February 27, 2012, engaged Meriden Engineering LLC, a Minnesota limited liability company, situated in Hibbing, Minnesota (“Meriden”), to manage its administrative and leasehold affairs for both Excalibur and Mountain West. The agreement requires annual budget to be prepared by Meriden and submitted to the Company for approval. Compensation is earned by Meriden on an hourly basis for services performed at a rate of $175 per hour. While Meriden will issue monthly invoices for services rendered, payment is not due until royalty payments commence and are received. After commencement of royalty payments occurs, Meriden will prepare an annual budget for periods after the commencement of royalty payments and Meriden’s compensation will be a management fee equal to 5% of the gross royalty revenue received by the Company. Extraordinary events or issues beyond the scope of the budget will be negotiated between Meriden and the Company as additional compensation. In addition, as an incentive, 5% of actual gross increase in the Company’s consolidated revenues during each calendar year from all sources other than royalties shall be paid to Meriden. In the event the Company is sold, all deferred compensation will be paid in full, and in addition, a one-time termination fee in the amount of $250,000 will be paid to Meriden.

In December of 2012, Excalibur founder and long-time CEO, Joseph P. Hubert, CPG, and long-time Secretary/Treasurer, Marguerite Emanuel, retired, along with board member Bruce Sederberg. Jay R. Mackie was elected to the board and appointed President, Chief Executive Officer, and Chairman of the Board of Directors. Michael P. Johnson was elected to the board and appointed as Secretary and Treasurer. In May of 2013, Howard W. Hilshorst was added to the Board of Directors.

Two uranium producers, Uranerz Energy Corporation (“Uranerz”) and Power Resources, Inc. (“Cameco”), have announced plans to begin producing uranium yellow cake in 2013 on properties located in the Powder River Basin of Wyoming on which Excalibur holds royalty interests. Uranerz is presently in the final stages of constructing a mining facility at the Nichols Ranch property and intends to commence ISL production in the fourth quarter of 2013. In March of 2013, Cameco informed Excalibur of their intention to begin production on its recently completed ISL facility at the North Butte.

In light of these recent developments, management has a reasonable expectation that there will be an income stream to the Company to provide liquidity. In the event the stream of revenue does not occur, the Company will, if necessary, attempt to secure loans or sell assets.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Accountant’s Compilation Report

To the Board of Directors and Stockholders
Excalibur Industries

We have compiled the accompanying consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc. as of May 31, 2013, 2012, and 2011, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or provide any assurance about whether the financial statements are in accordance with accounting principles generally accepted in the United States of America.

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America and for designing, implementing, and maintaining internal control relevant to the preparation and fair presentation of the financial statements.

Our responsibility is to conduct the compilation in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. The objective of a compilation is to assist management in presenting financial information in the form of financial statements without undertaking to obtain or provide any assurance that there are no material modifications that should be made to the financial statements.

The accompanying financial statements do not meet requirements of Article 8 of Regulation S-X.

Maxfield Peterson, P.C.
Grand Junction, Colorado
August 28, 2013

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

See accompanying Notes and Accountant’s Compilation Report.

CONSOLIDATED BALANCE SHEETS
MAY 31, 2013, 2012, 2011
(Unaudited)

	For the Period Ended:
	2013	2012	2011
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$17,120	$11,903	$7,802
Marketable Securities	115,791	161,571	183,964
Total Prepaid Insurance	16,240	0	0
Total Current Assets	149,151	173,474	191,766

Fixed Assets
Interest in Mining Properties	100,000	100,040	100,040

Deposits	60	60	60

TOTAL ASSETS	$249,211	$273,574	$291,866

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$68,844	$0	$0

TOTAL LIABILITIES	$68,844	$100	$100

STOCKHOLDERS’ EQUITY
Common Stock $.01 Par Value, Authorized 10,000,000 Shares 6,012,361 Shares issued including shares in Treasury	$60,124	$59,974	$59,974
Paid-In Capital in excess of Par	83,810	83,810	83,810
Retained Earnings	12,019	109,831	116,618
Accumulated Other Comprehensive Income	24,519	19,964	31,469
Treasury Stock	(105)	(105)	(105)

TOTAL SHAREHOLDERS’ EQUITY	$180,367	$273,474	$291,766

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$249,211	$273,574	$291,866

See accompanying Notes and Accountant’s Compilation Report.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

CONSOLIDATED SATEMENTS OF INCOME, EXPENSE
AND RETAINED EARNINGS
FOR THE FISCAL YEARS ENDED MAY 31, 2013, 2012, 2011
(Unaudited)

	2013	2012	2011
INCOME
Royalty Income	$0	$0	$0

TOTAL INCOME	$0	$0	$0

OPERATING EXPENSES
General and Administrative	$34,631	$78	$0
Professional Services	71,307	22,035	28,747
TOTAL OPERATING EXPENSES	$105,938	$22,113	$28,747

OTHER INCOME (EXPENSE)
Interest Expense	0	0	0
Interest and Dividend Income	4,865	12,293	11,136
Gain on Sale of Marketable Securities	3,394	3,161	42,258
TOTAL OTHER INCOME	8,259	15,454	53,394

INCOME /(LOSS) BEFORE INCOME TAXES	$(97,679)	$(6,659)	$24,647

Provision for Income Taxes	133	128	121

NET INCOME (LOSS)	(97,812)	(6,787)	24,526

Retained Earnings Beginning of Year	$109,831	$116,618	$92,092

Retained Earnings End of Year	$12,019	$109,831	$116,618

Average Shares Outstanding During Period	6,012,361	5,997,361	5,997,361

NET GAIN (LOSS) PER SHARE	$(.0163)	$(.0011)	$(.0041)

See accompanying Notes and Accountant’s Compilation Report.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

CONSOLIDATED SATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MAY 31, 2013, 2012, 2011
(Unaudited)

	2013	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(97,812)	$	(6,787)	$24,526
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Decrease in Interest Receivable	-		-	276
(Increase) in Prepaid Insurance	(16,240)		-	-
Increase in Accounts Payable	68,844		-	-
Other	(1,464)		-	-
(Gain)/Loss on Other Equity Investments	(3,394)		(3,161)	(42,258)

Net Cash Provided/ (Used) by Operating Activities	(50,066)		(9,948)	(17,456)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Investment Securities	-		-	(124,587)
Proceeds from Sale of Investment Securities	55,283		14,049	84,003

Net Cash Provided/(Used) by Financing Activities	55,283		14,049	(40,584)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided/(Used) by Financing Activities	-		-	-

Net Increase/(Decrease) in Cash	5,217		4,101	(58,040)

CASH - BEGINNING OF YEAR	11,903		7,802	65,842

CASH - END OF YEAR	$17,120		$11,903	$7,802

SUPPLEMENTAL DISCLOSURES
Income Taxes Paid	133		128	121
Interest Paid	-		-	-

See accompanying Notes and Accountant’s Compilation Report.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Summary of Significant Accounting Policies Consolidation
The consolidation financial statements presented herein include the accounts of Excalibur Industries (“Excalibur”) and its wholly owned subsidiary, Mountain West Mines, Inc. (“Mountain West”), a Nevada corporation, qualified to do business in the state of Wyoming. All significant intercompany transactions have been eliminated from these statements.

Cash and Cash Equivalents
For the purposes of the consolidated statement of cash flows, Excalibur considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Marketable Securities
Excalibur classifies its marketable equity securities as available for sales and are carried in the financial statements at fair market value. Recognized gains and losses are included in earnings as determined by the first-in, first-out method. Unrealized holding gains and losses are reported in other comprehensive income.

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

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

Earnings per Share
Earnings per share of common stock are computed using the weighted average number of common shares outstanding during the period. Primary and fully diluted earnings per share are shown as the same figure if the dilutive effect of any common stock equivalents or convertible securities is less than three percent. Excalibur currently has no dilutive equivalents against income for financial statement purposes. During the period ended May 31, 2013, the Company determined that its outstanding shares were actually 5,997,361 prior to the issuance of 15,000 shares to Board Members. Accordingly, the financial statements were revised to reflect this correction.

Note 2 - Marketable Securities

Cost and fair value of marketable securities at May 31, are as follows:

	2013	2012	2011
Cost	$91,272	$141,607	$152,495
Fair Value	115,791	161,571	183,964
Total Gains in Accumulated Other Comprehensive Income	$24,519	$19,964	$31,469

Note 3 - Mining Properties and Interests

Uranium

Excalibur owns various royalty and other interests in patented and unpatented lode mining claims and mineral leased acreage located in the Powder River Basin, Johnson and Campbell Counties, Wyoming. Future earned royalties are subject to offset by the amount of certain advance minimum royalty revenues. These properties were assigned a value of $347,032 following the acquisition of Mountain West by Excalibur. Various acreages have been dropped during the past years as such acreage was determined to be of no value. The capitalized costs of these properties have been reallocated to the remaining acreage still retained by Excalibur. The Board of Directors determined that a more realistic value should be placed on the books and elected to reduce the reporting value for financial statement purposes by $247,032.

A summary of capitalized costs of the above properties as of May 31, 2013, 2012, and 2011 follows:

	2013	2012	2011
Uranium	$100,000	$100,000	$100,000

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

Note 4 - General and Administrative Expense

General and administrative expenses for the years ended May 31, 2013, 2012, and 2011 follows:

	2013	2012	2011
Reports and Publications	$555	$9,035	$1,760
Professional	24,728	4,082	19,737
Office Expense and Travel	9,348	8,996	7,250
Total	$34,631	$22,113	$28,747

Note 5 - Income Taxes
Currently, no deferred income taxes payable (or receivable) are recognized as a result of timing differences; in reporting income for financial accounting and tax purposes.

As of May 31, 2013, Excalibur has loss carry forwards of approximately $275,000 for federal tax and state purposes and that may be offset against future taxable income (expiring on various dates through 2027). A deferred tax benefit has not been recognized in the accompanying balance sheet due to the uncertainty of any future taxable income. In addition, deferred income taxes are not affected as a result of statutory depletion deductions taken for tax purposes.

Note 6 – Litigation and Contingencies

Contingency liabilities include:

(A)	$1,319,268.60 advance royalty from Cliffs, with the recoupment rights now owned by Pathfinder.

(B)
$250,000 advance royalty owed to Uranerz Energy Corporation from production royalty due Excalibur from any of the following ore deposits: Verna Ann, Niles Ranch, Hank, Willow Creek, Doughstick, and Nichols Ranch

(C)	$100,000 in two payments of $50,000 each owed to Cliffs from production royalty on North Butte and Ruby Ranch properties under the December 2009 Joint Directive to Power Resources, Inc.

Note 7 - Operating Funds
Management has developed a plan to reduce or delay administrative costs to insure that Excalibur will continue to meet its obligations during the coming year.

In 2012, Excalibur entered in to a Management Services Agreement with Meriden Engineering LLC (Meriden) to perform certain management and consulting services with respect to mine performance and progress and royalty payment determinations, among others. Meriden has agreed to defer payments under this agreement until such a time that Excalibur has adequate funds. At May 31, 2013, Meriden was owed $56,844.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

The Chief Executive Officer and Chief Financial Officer, in consultation with its administrative support company, Meriden Engineering LLC, evaluated its financial controls in fiscal year ending May 31, 2013, and made certain adjustments which are appropriate for a business the size of the Company.

The Chief Executive Officer and Chief Financial Officer recognize that the Company must improve its financial controls due to management’s expectation that during fiscal year 2014 and 2015, the Company will receive significant royalty income.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b) & (e)

Name	Age	Position
Jay R. Mackie	70	President, Chief Executive Officer, and Chairman of Board of Directors
Jack D. Powers	88	Vice President and Director
Michael P. Johnson	57	Secretary, Treasurer, and Director
Alan E. Nugent	68	Director
John T. Morrow	70	Director
Howard W. Hilshorst	66	Director

Jay R. Mackie,President and Chief Executive Officer, Chairman of the Board of Directors
Mr. Mackie was elected to the Board of Directors and appointed to these positions in 2012. He graduated from St. Olaf College (B.A., 1964) and has 49 years of mining related experience in areas of exploration, mine engineering, mine operations, automated mine and maintenance systems, IT systems, marketing and greenfield project development. Employed by Reserve Mining Company in engineering and operations departments (1964-1986), Caterpillar Venture Corp. 1987 as a field engineer in area of automated mining and maintenance management systems, self-employed mining/management consultant 1988 to present, Cyprus Northshore Mining as Mine Manager (1989-1994), Cliffs Northshore Mining (1994-1997) as Mine Manager, Cleveland-Cliffs (1997-2002) as Manager of Special Projects and market development, Bending Lake Iron Corp. (2006-2009) as Project Manager, and Bending Lake Iron Group Ltd. (2009-present) as Chief Operating Officer and Director. Jay is a member of the Society for Mining, Metallurgy and Exploration (SME) and Canadian Institute of Mining (CIM).

Jack D. Powers, Vice President, Director
Mr. Powers obtained a B.A. Degree in Business and Accounting from the University of Minnesota and a B.S. in Mechanical Engineering from Michigan Technological University. He worked as a manager for Longyear Drilling Company, Boyles Brothers, and Joy for many years and as a self-employed drilling consultant.

Michael P. Johnson, Secretary and Treasurer, Director
Mr. Johnson was elected to serve in these positions in 2012. He graduated with a B.S. in Electrical Engineering from Lehigh University and was granted his Professional Engineers License in 1981. He has worked in the natural resource industry for 35 years; 25 years with Pickands Mather and Cleveland-Cliffs and 10 years for various engineering firms and junior miners as an independent consultant. Mr. Johnson is a long standing member of the Society for Mining, Metallurgy and Exploration (SME) and a member of the Canadian Institute of Mining (CIM).

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

Alan E. Nugent, Director
Mr. Nugent is a partner and founder of the Salt Lake City based The Foresight Group LLC. He has been actively engaged in the financial services industry for 36 years, licensed and doing business in eight states. Mr. Nugent obtained his B.S. Degree in Geography from the University of Utah in 1968.

John T. Morrow, Director
Mr. Morrow is a CPA and private investor. He served at the Chicago office of the Securities and Exchange Commission from 1987 through 2006. Mr. Morrow attended Loyola University Chicago to obtain an Accounting degree and has worked for Arthur Anderson, American Cyanamid, Touche Ross, a Wall Street bank subsidiary of CIT, and was Audit Manager of an industrial gas subsidiary of Houston Natural Gas. He also served 27 years in the Navy/Army Reserves.

Howard W. Hilshorst, Director
Mr. Hilshorst has Bachelor (1970) and Master (1972) Degrees in Metallurgical Engineering from Michigan Technological University, and has more than thirty-five years of leadership experience in the mining industry. Most recently he served as President and CEO of Superior Mineral Resources LLC (“SMR”). On October 1, 2012, Mr. Hilshorst retired from SMR becoming an independent management consultant. Formerly he served as Executive Vice President of Minnesota Steel Industries LLC and as President and CEO of EVTAC Mining, a 5 million ton iron ore mining and pellet plant operation in northeastern Minnesota. Mr. Hilshorst has also held various management positions at three other iron ore mines in northeastern Minnesota, as well as copper producing mines in Michigan and Arizona. He is a member of the Society for Mining, Metallurgy and Exploration (SME).

(c)	Excalibur has no employees.

(d)	There are no family relationships between any Excalibur Director and Executive Officer or nominee for Director.

(f)
No Officer, Director, or nominee for Director has been involved in any legal proceedings involving federal bankruptcy laws, or any state insolvency laws, or has been convicted or named in a criminal proceeding, or is the subject of any order, judgment, or decree limiting him in any activity, or from engaging in any type of business practice, or from engaging in any activity in connection with the purchase or sale of any security, or in connection with any violation of federal or state security laws.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

ITEM 11.  EXECUTIVE COMPENSATION.

Excalibur and Mountain West have no employees or payroll. Officers and directors are treated as independent contractors with respect to payments for services for which they provide Excalibur.

Directors and Officers Compensation Summary

Name and Principal Position	Year	Stock Awards (no market value, value established at par of $0.01)	Warrant Awards1 (no market value, value established at par $0.01 per share)	All Other Compensation	Total

Jay R. Mackie, CEO, Director	2012	10,000	100,000 @ strike price $1.00 per share	-	$1,100	2
Jay R. Mackie, CEO, Director	2013	2,500	25,000 @ strike price $1.00 per share	Under negotiation	$275	2
Jack D. Powers, Vice President, Director	2013	2,500	-	-	$25
Michael P. Johnson, Secretary/Treasurer, Director	2013	2,500	25,000 @ strike price $1.00 per share	Under negotiation	$275	2
John T. Morrow, Director	2013	2,500	25,000 @ strike price $1.00 per share	-	$275
Alan E. Nugent, Director	2013	2,500	25,000 @ strike price $1.00 per share	-	$275
Howard W. Hilshorst, Director	2013	2,500	25,000 @ strike price $1.00 per share	-	$275

Notes:

1May not be exercised until Excalibur stock is tradable in a broker transaction.

2Excluding all other compensation, which is under negotiation.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)            Security Ownership of Certain Beneficial Owners:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership1	Percent of class
Common	Joseph P. Hubert 1800 Lakeview Drive Duluth, MN 55803	1,179,000 Direct	19.61
Common	Alan E. Nugent 1900 E 5685 S Salt Lake City, UT 84121	1,447,328 Direct3	24.07
Common	Service Credit Corporation 377 North Main Street Layton, UT 84041	300,000 Direct	4.99

(b)            Security Ownership of Management

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership1,2	Percent of class
Common	Jay R. Mackie	12,500 Direct	0.21
Common	Jack D. Powers	2,500 Direct	0.04
Common	Michael P. Johnson	2, 500 Direct	0.04
Common	Alan E. Nugent	1,447,328 Direct3	24.07
Common	John T. Morrow	2,500 Direct	0.04
Common	Howard W. Hilshorst	2,500 Direct	0.04

1Information as to beneficial ownership is based upon statements furnished by each Director. Information with such ownership rests peculiarly within their knowledge and the registrant disclaims responsibility for the accuracy and completeness thereof.

2Does not include warrants to purchase common stock of the Company as shown in Item 11, Executive Compensation, and the grant by Excalibur to John T. Morrow, CPA, dated March 15, 2011, of a warrant to purchase 25,000 shares of common stock of Excalibur at a strike price of $1.00 per share for professional services rendered.

3Includes 24,000 shares held by Alan E. Nugent’s wife.

(c)            Changes in Control:

No arrangements are known to registrant which may at a subsequent date result in a change in control of the registrant.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a)	Transactions with Management and Others:
None except as reported in Item 11. Executive Compensation

(b)	Certain Business Relationships:

In February 2010 Excalibur initiated management discussions with Superior Mineral Resources LLC (“SMR”) and its wholly owned subsidiary, Meriden Engineering LLC, of Hibbing, Minnesota. SMR has over a century of mineral resource management experience, largely positioned in the historic Lake Superior iron ore region. In February 2012, Excalibur contracted with SMR to manage Excalibur’s mineral lease and administrative affairs. Director Howard Hilshorst was employed by SMR until October 1, 2012, when he retired, and thereafter he engaged in the business of being an independent management consultant.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit/Audit-Related Fees
There were no audit or audit-related fees as the Company does not have audited financial statements for all of the years shown.

Tax Fees
Annual tax return preparation:
2012 -	$940.00
2011 -	$1,072.90

All Other Fees
Financial statement compilation:
2012 -	$2,237.60
2011 -	$2,555.90

Excalibur does not have an audit committee, and the Company has not adopted policies related to an audit due to the fact that the Company has not had the finances available to secure audit services. It is uncertain when the Company will have finances necessary to engage an independent audit firm. However, the Board believes that in 2014 or 2015, it may be possible based on anticipated royalty income. Prior to the engagement of an independent audit firm, the Board intends to create an Audit Committee and separately designate a Nominating Committee and Compensation Committee.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Unaudited Consolidated Financial Statements for the fiscal years ended May 31, 2013, 2012, and 2011, including:
Accountant’s Compilation Report
Consolidated Balance Sheets
Consolidated Statements of Income, Expense, and Retained Earnings
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements

(b)	(3)(ii)	Bylaws
(31)(1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)(2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (contains exception for lack of audited financial statements)

(c)	Not applicable

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Excalibur Industries

By:	/s/ Jay R.Mackie	September 6, 2013
	Jay R. Mackie President, Chief Executive Officer (Principal Executive Officer)	Date

By:	/s/ Michael P. Johnson	September 6, 2013
	Michael P. Johnson Secretary and Treasurer (Principal Financial Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:	/s/ Jay R. Mackie	September 6, 2013
	Jay R. Mackie Director	Date

By:	/s/ Michael P. Johnson	September 6, 2013
	Michael P. Johnson Director	Date

By:	/s/ John T. Morrow	September 6, 2013
	John T. Morrow Director	Date

By:	/s/ Alan E. Nugent	September 6, 2013
	Alan E. Nugent Director	Date

The above signatures constitute a majority of the Board members.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2013

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants
Which Have Not Registered Securities Pursuant to Section 12 of the Act

(a)	Not applicable

(b)	Not applicable

(c)
No such annual report or proxy material has been sent to security holders. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report of this Form, the registrant shall furnish copies of such material to the Commission when it is sent to security holders.