Form 10-Q
period 2013-08-31
EXCALIBUR INDUSTRIES
filed 2013-10-15
CIK 201779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________to______________________________________

Commission file number  1-7602

Excalibur Industries
(Exact name of registrant as specified in its charter)

Utah	87-0292122
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Post Office Box 650, Hibbing, Minnesota	55746
(Address or principal executive offices)	(Zip Code)

218-262-6127
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☑

Number of shares of issuer’s common stock outstanding at August 31, 2013:  6,012,361

EXCALIBUR INDUSTRIES
Form 10-Q
August 31, 2013

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	For the Period Ended:
CURRENT ASSETS	August 31, 2013	May 31, 2013
Cash and Cash Equivalents	$10,696	$17,120
Marketable Securities	99,330	115,791
Total Prepaid Insurance	8,110	16,240
Total Current Assets	$118,136	$149,151

Fixed Assets
Interest in Mining Properties	100,000	100,000

Deposits	60	60

TOTAL ASSETS	$218,196	$249,211

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts Payable	$161,840	68,844

TOTAL LIABILITIES

STOCKHOLDERS’ EQUITY
Common Stock $.01 Par Value, Authorized 10,000,000 Shares 6,012,361 Shares issued including shares in Treasury	60,124	60,124
Paid-In Capital in excess of Par	83,810	83,810
Retained Earnings	(111,992)	12,019
Accumulated Other Comprehensive Income	24,519	24,519
Treasury Stock	(105)	(105)

TOTAL SHAREHOLDERS’EQUITY	$56,356	$180,367

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$218,196	$249,211

See accompanying Notes.

EXCALIBUR INDUSTRIES
Form 10-Q
August 31, 2013

CONSOLIDATED SATEMENTS OF INCOME, EXPENSE
AND RETAINED EARNINGS
FOR THE FISCAL QUARTERS ENDED
(Unaudited)

INCOME	August 31, 2013	August 31, 2012
Royalty Income	$0	$0

TOTAL INCOME	$0	$0

OPERATING EXPENSES
General and Administrative	$81,398	$1,553
Professional Services	37,802	7,774
Property, Payroll and Other Taxes	444	0
TOTAL OPERATING EXPENSES	$119,644	$9,327

OTHER INCOME/(EXPENSE)
Interest Expense	$0	$0
Interest and Dividend Income	2,089	3,463
Gain/(Loss) on Sale of Marketable Securities	(6,456)	10,824

TOTAL OTHER INCOME	$(4,367)	$14,287

NET INCOME/(LOSS)	(124,011)	(9,327)

Retained Earnings Beginning of Period	12,019	109,831

Retained Earnings End of Period	(111,992)	100,504

Average Shares Outstanding During Period	6,012,361	5,997,361

NET GAIN/(LOSS) PER SHARE	$(0.01863)	$(0.00156)

EXCALIBUR INDUSTRIES
Form 10-Q
August 31, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 - Mining Properties and Interests
Excalibur and its subsidiary, Mountain West Mines, Inc., hold various mineral rights interests that are carried at a reporting value of $100,000 for financial statement purposes.

Note 3 - Operating Funds
Management has developed a plan to reduce or delay administrative costs to insure that Excalibur will continue to meet its obligations during the coming year.

In 2012, Excalibur entered in to a Management Services Agreement with Meriden Engineering LLC (Meriden) to perform certain management and consulting services with respect to mine performance and progress and royalty payment determinations, among others.  Meriden has agreed to defer payments under this agreement until such a time that Excalibur has adequate funds.  At August 31, 2013, Meriden was owed $106,546.

EXCALIBUR INDUSTRIES
Form 10-Q
August 31, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to, statements regarding estimation of uranium production and pricing, which are based on information from the uranium producers who are planning to produce uranium from lands in which the Company holds a royalty interest.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of uranium prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Excalibur’s actual results and performance, see “Risk Factors” set forth on pages 4 and 5 of Excalibur’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013.  Excalibur undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended May 31, 2013 for a full understanding of the Company’s financial position.

Background

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

Excalibur is a natural resource business enterprise focused on uranium, an industry that has seen a long period of volatility in production and pricing following the 1979 incident at the Three Mile Island power station and the vents at Japan’s Fukushima Daiichi power station after being severely damaged by a tsunami in 2011, which continues to be in the news for radioactive leakage.  However, most industry pundits continue to forecast a positive future for the industry, including a major increase in pricing of yellow cake, in the near term.

Current Activity

Excalibur’s uranium position in the Powder River Basin is maintained by royalty agreements held by Excalibur and Mountain West with two uranium producers, Uranerz Energy Corporation and Cameco.  Uranerz is in the final stages of construction of a facility at its Nichols Ranch property and intends to commence ISL production in the 4th quarter of 2013 or early 2014.  The Company holds a 6% or 8% (depending on the spot price of uranium) royalty interest, in the Nichols Ranch property.  Initial production from this facility was intended to be early in 2013 but was delayed due to a permit issue for deep disposal wells.  All permitting is now in place and the first of the two wells has been completed.  Construction of the second well is underway and expected to be completed in late 2013.  Uranerz has reported that after startup debugging, it plans to produce 600,000 pounds of yellow cake per year from the Nichols Ranch property.  Uranerz still faces many hurdles, financial and otherwise, before uranium production commences, and the timing and amount of production by Uranez are subject to change and beyond the control of the Company.  The Company has an advance royalty repayment obligation of $250,000.00 to Uranerz once production commences.  Cameco has begun yellow cake production from its recently completed facility at the North Butte property, in which the Company holds a 4% royalty interest.  Cameco and the Company are currently negotiating the methodology of establishing a price to replace the terms of an outdated agreement.  Cameco has reported that it expects to produce 300,000 pounds of yellow cake from the North Butte property in 2013, increasing to 700,000 pounds annually by 2015.  Again, the timing and amount of production reported by Cameco are subject to change and are beyond the control of the Company.  The Company has an advance royalty repayment obligation of $1,419,268.86 from Cameco production.  The advance royalty repayment obligation for both Uranerz and Cameco totals $1,669,268.86.

EXCALIBUR INDUSTRIES
Form 10-Q
August 31, 2013

The Company may incur additional financial obligations of Executive Compensation and Severance Pay in order to retain its current management team and to recompense the Company’s former President & CEO and Secretary/Treasurer, whose dedicated and mostly uncompensated efforts kept the Company solvent through a long industry downturn.

Executive Compensation.  The Company has not officially established executive compensation for any of its officers and directors, and the issue is currently under review.  The Company expects to address this issue at a special meeting of the Board of Directors scheduled for October 16, 2013.  Compensation arrangements for Jay Mackie, the Company’s current President & CEO, and Michael Johnson, Secretary/Treasurer, are expected to be accomplished under consulting services agreements and will be contingent on the Company’s future financial position.

Severance Pay.  Previous management had established a severance payment of $100,000 for former Company Secretary/Treasurer Marguerite Emanuel, and $300,000 for the Company’s long standing President & CEO Joseph P. Hubert.  Ms. Emanuel served as Secretary/Treasurer of the Company from 2001 to 2012, without monetary compensation.  Mr. Hubert was elected President & CEO in 1982 and received no monetary compensation from 1999 to his retirement in 2012.  The terms of the severance arrangement have yet to be determined and ratified by the Company and will be contingent on the Company’s future financial position.  This issue will also be addressed by the Board at its October 16 meeting.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

During the most recently completed fiscal quarter ended August 31, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

EXCALIBUR INDUSTRIES
Form 10-Q
August 31, 2013

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company currently is not a party to any material legal proceedings and, to management’s knowledge, no such proceedings are threatened or contemplated.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

The Annual Meeting of Shareholders of the Company will be held on Wednesday, October 16, 2013, at 11 a.m. CDT at the MSP Airport Conference Center, Minneapolis-St.Paul International (MSP) Airport Terminal, 1-Lindbergh, 4300 Glumack Drive, Suite #3060, St. Paul, Minnesota.

EXCALIBUR INDUSTRIES
Form 10-Q
August 31, 2013

Item 6.  Exhibits.

The following exhibits are attached to this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Registrant:	Excalibur Industries

October 4, 2013	By:	/s/ Jay R. Mackie
Jay R. Mackie
President, Chief Executive Officer (Principal Executive Officer)

October 4, 2013	By:	/s/ Michael P. Johnson
Michael P. Johnson
Secretary and Treasurer (Principal Financial Officer)