Form 10-Q
period 2013-11-30
EXCALIBUR INDUSTRIES
filed 2014-01-09
CIK 201779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☑

Number of shares of issuer’s common stock outstanding at November 30, 2013:  6,012,361

EXCALIBUR INDUSTRIES
Form 10-Q
November 30, 2013

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	For the Period Ended:
CURRENT ASSETS	Nov. 30, 2013	Aug. 31, 2013
Cash and Cash Equivalents	8,110	$10,696
Marketable Securities	102,327	99,330
Total Prepaid Insurance	0	8,110
Total Current Assets	$110,437	$118,136

Fixed Assets
Interest in Mining Properties	100,000	100,000

Deposits	60	60

TOTAL ASSETS	$210,497	$218,196

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts Payable	$219,209	$161,840

TOTAL LIABILITIES

STOCKHOLDERS’ EQUITY
Common Stock $.01 Par Value, Authorized 10,000,000 Shares 6,012,361 Shares issued including shares in Treasury	60,124	60,124
Paid-In Capital in excess of Par	83,810	83,810
Retained Earnings	(177,060)	(111,992)
Accumulated Other Comprehensive Income	24,519	24,519
Treasury Stock	(105)	(105)

TOTAL SHAREHOLDERS’EQUITY	$(8,712)	$56,356

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$210,497	$218,196

See accompanying Notes.

EXCALIBUR INDUSTRIES
Form 10-Q
November 30, 2013

CONSOLIDATED SATEMENTS OF INCOME, EXPENSE
AND RETAINED EARNINGS
FOR THE FISCAL QUARTERS ENDED
(Unaudited)

INCOME	Nov. 30, 2013	Nov. 30, 2012
Royalty Income	$0	$0

TOTAL INCOME	$0	$0

OPERATING EXPENSES
General and Administrative	$8,996	$1,743
Professional Services	59,129	11,341
Property, Payroll and Other Taxes	0	0
TOTAL OPERATING EXPENSES	$68,125	$13,084

OTHER INCOME/(EXPENSE)
Interest Expense	$0	$0
Interest and Dividend Income	1,960	3,370
Gain/(Loss) on Sale of Marketable Securities	1,097	(3,446)

TOTAL OTHER INCOME	$3,057	$(76)

NET INCOME/(LOSS)	(65,068)	(13,160)

Retained Earnings Beginning of Period	(111,992)	84,649

Retained Earnings End of Period	(177,060)	71,489

Average Shares Outstanding During Period	6,012,361	5,997,361

NET GAIN/(LOSS) PER SHARE	$(0.01082)	$(0.00219)

EXCALIBUR INDUSTRIES
Form 10-Q
November 30, 2013

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

In 2012, Excalibur entered in to a Management Services Agreement with Meriden Engineering LLC (Meriden) to perform certain management and consulting services with respect to mine performance and progress and royalty payment determinations, among others.  Meriden has agreed to defer payments under this agreement until such a time that Excalibur has adequate funds.  At November 30, 2013, Meriden was owed $161,714.

EXCALIBUR INDUSTRIES
Form 10-Q
November 30, 2013

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

Current Activity

Excalibur’s uranium position in the Powder River Basin is maintained by royalty agreements held by Excalibur and Mountain West with two uranium producers, Uranerz Energy Corporation and Cameco.  Uranerz is in the final stages of construction of a facility at its Nichols Ranch property and now plans to commence ISL production in the 1st quarter of 2014.  The Company holds a 6% or 8% (depending on the spot price of uranium) royalty interest in the Nichols Ranch property.  After startup debugging, Uranerz plans to produce 600,000 pounds of yellow cake per year from the Nichols Ranch property.  Uranerz still faces many hurdles, financial and otherwise, before uranium production commences, and the timing and amount of production by Uranez are subject to change and beyond the control of the Company.  The Company has an advance royalty repayment obligation of $250,000.00 to Uranerz once production commences.  Cameco has begun yellow cake production from its recently completed facility at the North Butte property, in which the Company holds a 4% royalty interest.  Cameco and the Company successfully negotiated a new royalty agreement, effective July 1, 2013, to replace the pricing methodology of an outdated agreement.  The new agreement bases the royalty calculation on Cameco’s quarterly average realized uranium price as reported in Cameco’s filings with the Securities and Exchange Commission.  Cameco expects to produce 300,000 pounds of yellow cake from the North Butte property in 2013, increasing to 700,000 pounds annually by 2015.  Again, the timing and amount of production reported by Cameco are subject to change and are beyond the control of the Company.  Cameco’s production from the North Butte for July-September resulted in a royalty credit of $295,534.72 applied to the Company’s advance royalty repayment obligation, reducing the balance to $1,123,751.88.  The total advance royalty repayment obligation for both Uranerz and Cameco is now $1,373,751.88.

EXCALIBUR INDUSTRIES
Form 10-Q
November 30, 2013

The Company has  additional financial obligations of Executive Compensation and Severance Pay, as follows.
Executive Compensation.  The Company’s Board of Directors at their October 16 meeting discussed executive compensation for Jay R. Mackie and Michael P. Johnson and deferred the matter until written employment agreements could be provided for review.

Severance Pay.  At the Company’s October 16 meeting, the Board approved a severance payment of $100,000 for former Company Secretary/Treasurer Marguerite Emanuel, and $300,000 for the Company’s long standing President & CEO Joseph P. Hubert.  Ms. Emanuel served as Secretary/Treasurer of the Company from 2001 to 2012, without monetary compensation.  Mr. Hubert was elected President & CEO in 1982 and received no monetary compensation from 1999 to his retirement in 2012.  These severance payments are deferred until the Company’s financial position allows payment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

During the most recently completed fiscal quarter ended November 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

EXCALIBUR INDUSTRIES
Form 10-Q
November 30, 2013

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company currently is not a party to any material legal proceedings and, to management’s knowledge, no such proceedings are threatened or contemplated.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

The Annual Meeting of Shareholders of the Company was held on Wednesday, October 16, 2013, at 11 a.m. CDT at the MSP Airport Conference Center, Minneapolis-St.Paul International (MSP) Airport Terminal, 1-Lindbergh, 4300 Glumack Drive, Suite #3060, St. Paul, Minnesota.  By a vote of shareholders holding a majority of the outstanding shares of the Company, the following persons were elected to serve on the Board of Directors:  Howard W. Hilshorst, Michael P. Johnson, Jay R. Mackie, John T. Morrow, Alan R. Nugent, and Jack D. Powers.

EXCALIBUR INDUSTRIES
Form 10-Q
November 30, 2013

Item 6.  Exhibits.

The following exhibits are attached to this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1-2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1-2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Registrant:	Excalibur Industries

January 8, 2014	By:	/s/ Jay R. Mackie
Jay R. Mackie
President, Chief Executive Officer (Principal Executive Officer)

January 8, 2014	By:	/s/ Michael P. Johnson
Michael P. Johnson
Secretary and Treasurer (Principal Financial Officer)