Form 10-Q
period 2014-02-28
EXCALIBUR INDUSTRIES
filed 2014-03-28
CIK 201779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)                                                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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
YES ☐                      NO ☒
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated files, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

Number of shares of issuer’s common stock outstanding at February 28, 2014:  6,012,361

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	For the Period Ended:
CURRENT ASSETS	Feb. 28, 2014	Nov. 30, 2013
Cash and Cash Equivalents	$6,038	$8,110
Marketable Securities	61,548	102,327
Total Prepaid Insurance	24,750	0
Total Current Assets	92,336	$110,437

Fixed Assets
Interest in Mining Properties	100,000	100,000

Deposits	60	60

TOTAL ASSETS	$192,396	$210,497

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts Payable	$267,766	$219,209

TOTAL LIABILITIES	$267,766	$219,209

STOCKHOLDERS’ EQUITY
Common Stock $.01 Par Value, Authorized 10,000,000 Shares 6,012,361 Shares issued including shares in Treasury	60,124	60,124
Paid-In Capital in excess of Par	83,810	83,810
Retained Earnings	(243,718)	(177,060)
Accumulated Other Comprehensive Income	24,519	24,519
Treasury Stock	(105)	(105)

TOTAL SHAREHOLDERS’EQUITY	$(75,370)	$(8,712)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$192,396	$210,497

See accompanying Notes.

CONSOLIDATED SATEMENTS OF INCOME, EXPENSE
AND RETAINED EARNINGS
FOR THE FISCAL QUARTERS ENDED
(Unaudited)

INCOME	Feb. 28, 2014	Feb. 28, 2013
Royalty Income	$0	$0

TOTAL INCOME	$0	$0

OPERATING EXPENSES
General and Administrative	$42,394	$52,188
Professional Services	3,985	580
Property, Payroll and Other Taxes	24,500	0
TOTAL OPERATING EXPENSES	$70,879	$52,768

OTHER INCOME/(EXPENSE)
Interest Expense	$0	$0
Interest and Dividend Income	2,264	10,112
Gain/(Loss) on Sale of Marketable Securities	1,957	(3,446)

TOTAL OTHER INCOME	$4,221	$6,666

NET INCOME/(LOSS)	(66,658)	(46,102)

Retained Earnings Beginning of Period	(177,060)	97,286

Retained Earnings End of Period	(243,718)	51,184

Average Shares Outstanding During Period	6,012,361	5,997,361

NET GAIN/(LOSS) PER SHARE	$(0.011)	$(0.008)

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

In 2012, Excalibur entered in to a Management Services Agreement with Meriden Engineering LLC (Meriden) to perform certain management and consulting services with respect to mine performance and progress and royalty payment determinations, among others.  Meriden has agreed to defer payments under this agreement until such a time that Excalibur has adequate funds.  At February 28, 2014, Meriden was owed $195,771.53.

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

Excalibur is a natural resource business enterprise focused on uranium, an industry that has seen a long period of volatility in production and pricing following the 1979 incident at the Three Mile Island power station and 2011 earthquake and tsunami that struck Japan, crippling the Fukushima-Daiichi atomic power plant, and leading to the shutdown of nearly all reactors in the country.  However, most industry analysts continue to forecast a positive future for the industry, including a major increase in pricing of yellow cake, in the near term.

Current Activity

Excalibur’s uranium position in the Powder River Basin is maintained by royalty agreements held by Excalibur and Mountain West with two uranium producers, Uranerz Energy Corporation and Cameco.

Uranerz is awaiting final approval from the Nuclear Regulatory Commission (NRC) to begin operating its newly constructed Nichols Ranch facility.  The Company holds a 6% or 8% (depending on the spot price of uranium) royalty interest in the Nichols Ranch property.  After startup debugging, Uranerz has a goal to produce between 350,000 and 500,000 pounds of yellow cake in 2014 from the Nichols Ranch property.  Uranerz has indicated it is close to having the final approval to begin production, but has not yet been given the green light by the NRC, and the timing and amount of production by Uranez are subject to change and beyond the control of the Company.  The Company has an advance royalty repayment obligation of $250,000.00 to Uranerz once production commences.

Cameco has begun yellow cake production from its recently completed facility at the North Butte property, in which the Company holds a 4% royalty interest.  Cameco and the Company successfully negotiated a new royalty agreement, effective July 1, 2013, to replace the pricing methodology of an outdated agreement.  The new agreement bases the royalty calculation on Cameco’s quarterly average realized uranium price as reported in Cameco’s filings with the Securities and Exchange Commission.  Cameco produced 280,873 pounds of yellow cake from the North Butte property in 2013.  Cameco expects to increase the North Butte production to 700,000 pounds annually by 2015.  Again, the timing and amount of production reported by Cameco are subject to change and are beyond the control of the Company.  Cameco’s production from the North Butte for October-December resulted in a royalty credit of $261,538.69 applied to the Company’s advance royalty repayment obligation, reducing the balance to $762,213.19.  The total advance royalty repayment obligation for both Uranerz and Cameco is now $1,012,213.19.

The Company has an additional financial obligation of $100,000.00 to Cliffs Natural Resources under a 2009 Settlement Agreement and Release.

Executive Compensation.  The Company’s Board of Directors at their December 30 meeting approved executive compensation for Jay R. Mackie and Michael P. Johnson effective January 1, 2014, in the amount of $11,000 per month for Mr. Mackie and $1,250 per month for Mr. Johnson, with all 2014 compensation deferred until May 15, 2015.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

During the most recently completed fiscal quarter ended February 28, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company currently is not a party to any material legal proceedings and, to management’s knowledge, no such proceedings are threatened or contemplated.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

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

Excalibur Industries

Date: March 24, 2014	By:	/s/ Jay R.Mackie
Jay R.Mackie
President, Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2014	By:	/s/ Michael P. Johnson
Michael P. Johnson
Secretary and Treasurer (Principal Financial Officer)