Form 10-K
period 2014-05-31
EXCALIBUR INDUSTRIES
filed 2014-08-01
CIK 201779

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    May 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated files, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Excalibur is a natural resource business enterprise focused on uranium, an industry that has languished for decades following the 1979 Three Mile Island power station incident, and, more recently, the 2011 earthquake and tsunami that severely damaged Japan’s Fukushima Daiichi power station.  However, most industry pundits are cautiously forecasting a positive future for the industry, including an increase in pricing of yellowcake, in the long term.

Excalibur’s uranium position in the Powder River Basin is maintained by royalty agreements held by Excalibur and Mountain West with uranium producers.  Uranium production on the North Butte property began in July 2013.  Operations began on the Nichols Ranch property in April 2014, with uranium production expected when startup debugging is complete.  Both operations are expected to provide a royalty income to Excalibur in the fourth quarter of 2014 once repayment of advance royalty is complete.

The current Excalibur officers are Jay R. Mackie, President and Chief Executive Officer; Jack D. Powers, Vice President; and Michael P. Johnson, Secretary/Treasurer.  The Board of Directors is made up of Jay R. Mackie, Chairman, Howard W. Hilshorst, Michael P. Johnson, John T. Morrow, Jack D. Powers, and Alan E. Nugent.

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

Excalibur retained a 4% yellowcake royalty on all production resulting from the operations of Cliffs, its assigns and/or successors in interest within an Area of Interest (AMI) defined as Townships 33 through 50 North of Ranges 69 through 79 West of the 6th Principal Meridian.  The AMI was then understood to be a common business franchise restriction for protection of both principals.  The Collins Draw In Situ Leaching (ISL) pilot program produced a minor royalty credit to Excalibur.

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

The Cliffs Option and Agreements have been the basis for extended litigation between Mountain West and Cliffs.  Under the terms of a 2009 Settlement Agreement, Excalibur is to pay Cliffs $100,000.00 in two annual payments of $50,000.00 each from royalty proceeds from the North Butte and Ruby Ranch properties now under lease to Cameco.

Item 1A.  Risk Factors.

1.
Unaudited Financial Statements.  The financial statements of the Company for the years ended May 31, 2014, 2013, and 2012, which are contained in this Report, are unaudited compilations accompanied by Accountant’s Compilation Report, which states in part, “We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or provide any assurance about whether the financial statements are in accordance with the accounting principles generally accepted in the United States of America.”  The Securities Exchange Act of 1933 regulations promulgated thereunder (collectively the “Act”) requires audited financial statements of the Company be set forth in this Report; therefore, this report is not in compliance with the Act.

The absence of audited financial statements and an auditor’s report may affect the Company in a variety of ways:  (A) the Securities and Exchange Commission may take enforcement action; and (B) the Company may find it more difficult to secure equity financing or debt financing.

2.
Market Effect of Fukushima Daiichi Power Station Disaster.  The market for uranium may continue to be affected by the events at Japans’s Fukushima Daiichi power station, which was heavily damaged in 2011, and continues to be in the news due to radioactive leakage and containment problems.

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

6.
Repayment of Advanced Royalties and Cliffs Settlement.  The Company has repayment obligations totaling $875,276.77 from advance royalties received and from the Cliffs settlement (see Note 6 of the Notes to Consolidated Financial Statements) that limit its income stream from production royalty payments, further straining the Company’s already lean financial position during the repayment period, which is dependent upon production and pricing levels that are beyond the control of the Company.

Item 2.  Properties.

The principal assets of Excalibur are as follows:

1.
Mountain West holds a royalty interest in patented and unpatented mining claims held by Power Resources, Inc. (“Cameco”), including properties known as North Butte, Ruby Ranch, and Greasewood.  In 2013, the Company successfully negotiated a new royalty agreement with Cameco to replace the pricing methodology of an outdated agreement.  The royalty rate is 4%, and the new agreement bases the royalty calculation on Cameco’s quarterly average realized uranium price as reported in Cameco’s filings with the Securities and Exchange Commission.

2.
Excalibur and Uranerz Energy Corporatin (“Uranerz”) exercised an Option and Purchase Agreement on December 9, 2005, on approximately 14,000 acres of mineral rights, including properties known as Nichols Ranch, Hank, Niles Ranch, Willow Creek, Verna Ann, and Doughstick (the “Agreement”).  Pursuant to the Agreement, Excalibur granted Uranerz an option on the properties, which it subsequently exercised in 2006 and paid an advance royalty to Excalibur of $250,000.  Under the Agreement, Uranerz is to pay royalty to Excalibur based on the spot price of yellowcake (U3O8) as reported by Ux per calendar quarter.  If the average spot price of uranium for any calendar quarter is $45.00 per pound or less, the royalty rate is 6%, and if the average sport price is $45.01 per pound or higher, the royalty rate is 8%.

3.
The 2,000,000 share warrants of Uranerz stock that Excalibur acquired in 2010 in exchange for its Powder River Drill Hole Library - strike price $3.00 - four-year term with schedule execution, expiring at the end of June 2014.  Several unsuccessful attempts were made to extend the warrant expiration.  This asset will likely be lost, largely due to the extended depressed state of the uranium industry and resultant low stock price for Uranerz, which provided no opportunity to exercise the warrants under the Company’s current administration.

4.
The August 22, 1973 Mining Deed (Part I and II) between Mountain West and American Nuclear Corporation (“ANC”), on mining claims reserving a 2.5% royalty interest to Mountain West.  The project became part of a joint venture between ANC and the Tennessee Valley Authority (“TVA”).   This project area was known as Brown-TVA.  At public auction in 1991, ANC/TVA sold this project, along with their entire holdings, to General Atomic.  In 1992, General Atomic sold this same project to Pathfinder.  On June 11, 1999, Pathfinder (Cogema) acknowledged ownership, with 2.5% royalty obligations to Mountain West.  In 2001, Pathfinder sold the Brown deposit to Power Resources.  Excalibur retains a 2.5% royalty from the ANC contract.  Further research is underway to determine the current status of these properties.

In July 2013, Cameco began uranium production from the North Butte property, in which the Company holds a 4% royalty interest.    Cameco produced 280,873 pounds of yellowcake from the North Butte property in 2013 and 133,974.2 pounds in the first quarter of 2014.  Cameco expects to increase the North Butte production to 700,000 pounds annually by 2015.  Again, the timing and amount of production reported by Cameco are subject to change and are beyond the control of the Company.  Cameco’s production from the North Butte for the period 3Q 2013-2Q 2014 resulted in a royalty credit of $795,009.83 applied to the Company’s advance royalty repayment obligation, reducing the balance to $525,276.77, and a payment of $9,549.68 for Excalibur’s share of the 2013 severance taxes.

Uranerz received final approval from the Nuclear Regulatory Commission (NRC) to begin operating its newly constructed Nichols Ranch facility on April 15, 2014.  The Company holds a 6% or 8% (depending on the spot price of uranium) royalty interest in the Nichols Ranch property.  After startup debugging, Uranerz will begin uranium production from the Nichols Range, with a goal to produce between 350,000 and 500,000 pounds of yellowcake annually.  The timing and amount of production by Uranez are subject to change and beyond the control of the Company.  The Company has an advance royalty repayment obligation of $250,000.00 to Uranerz once production commences.

The total advance royalty repayment obligation for both Uranerz and Cameco is now $775,276.77.  In addition, the Company has a payment obligation of $100,000.00 to Cliffs from the 2009 Settlement Agreement.

Company representatives have visited the properties in 2013 and 2014.

Item 3.  Legal Proceedings.

None

Item 4.  Mine Safety Disclosures.

Not applicable

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

The Company has not repurchased any of its securities.

Item 6.  Selected Unaudited Financial Data.

	2014	2013	2012
Total Revenues	$0	$0		$0

Total Operating Expenses	326,665	105,938		22,113
Income/(Loss) from Operations	(326,665)	(105,938)		(22,113)

Other Income (Expense)	3,465	8,259		15,454
Income/(Loss) Before Income Taxes	(323,200)	(97,679)		(6,659)

Provision for Income Taxes	444	133		128

Net Income/(Loss) Before Extraordinary Gain	(323,644)	(97,812)		(6,787)

Extraordinary Gain	0	0		0

Net Income/(Loss)	(323,644)	(97,812)		(6,787)

Retained Earnings/Deficit) Beginning of Year	$12,019	$109,831		$116,618

Retained Earnings/(Deficit) End of Year	$(311,625)	$12,019		$109,831

Average Shares of Common Stock Outstanding	6,012,361	6,012,361		5,997,361

Net Income/(Loss) Per Share of Common Stock	$(.0538)	$(0.0163)	$	(0.0011)

Total Assets - End of Year	$192,852	$249,211		$273,574

Long-Term Obligations	$0	$0		$0

Cash Dividends Declared Per Share of Common Stock	$0	$0		$0

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Excalibur, for approximately the past approximately 20 years, has adopted a policy designed to husband the Company’s assets and retain as much of its mineral interests as possible taking into account the depressed market for uranium and Excalibur’s limited resources.  The Company recognized that it would have to rely on royalty income from its most promising properties and that it had little if any control over when uranium producers with which it had royalty agreements would commence mining.  The records show that during the period of 1993 to May 31, 2014, with exception of 2006, the Company had zero royalty income.  Form 10-K of the Company for 2006 indicates that the Company received advanced royalty from Uranerz Energy Corporation of $250,000.  The lack of royalties was noted in Excalibur’s 10-K Annual Report for 1998, wherein it is stated that “…advanced payments ended in May 1992 after which time no additional payments will be received until production commences.  Other than interest income, no other continuing material cash inflows are known to management or anticipated at this time based on current agreements.”  The husbanding policy of the Company was and is a survival policy which may have worked.  However, one consequence is that the Company has not had audited financial statements since 1988 and cannot have a market for its shares without first attaining necessary financial audits for multiple years and compliance with all reporting standards of the Securities and Exchange Commission at considerable expense.

The Company’s administrative and leasehold affairs are managed by Meriden Engineering LLC, a Minnesota limited liability company, situated in Hibbing, Minnesota (“Meriden”).  Meriden is required by contract to submit an annual budget to the Company for approval.  Compensation is earned by Meriden on an hourly basis for services performed at a rate of $175 per hour.  While Meriden will issue monthly invoices for services rendered, payment is not due until royalty payments commence and are received.  After commencement of royalty payments occurs, Meriden will prepare an annual budget for periods after the commencement of royalty payments and Meriden’s compensation will be a management fee equal to 5% of the gross royalty revenue received by the Company.  Extraordinary events or issues beyond the scope of the budget will be negotiated between Meriden and the Company as additional compensation.  In addition, as an incentive, 5% of actual gross increase in the Company’s consolidated revenues during each calendar year from all sources other than royalties shall be paid to Meriden.  In the event the Company is sold, all deferred compensation will be paid in full, and in addition, a one-time termination fee in the amount of $250,000 will be paid to Meriden.

Uranium production began at the North Butte property in 2013 and the Nichols Ranch is expected to be in production in the second half of 2014.  Royalty income is expected to be received by the Company in the fourth quarter of 2014.

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

Item 8.   Financial Statements and Supplementary Data.

Accountant’s Compilation Report

To the Board of Directors and Stockholders
Excalibur Industries

We have compiled the accompanying consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc. as of May 31, 2014, 2013, and 2012, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended.  We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or provide any assurance about whether the financial statements are in accordance with accounting principles generally accepted in the United States of America.

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

The companying financial statements do not meet requirements of Article 8 of Regulation S-X.

Maxfield Peterson, P.C.
Grand Junction, Colorado
July 22, 2014

CONSOLIDATED BALANCE SHEETS
MAY 31, 2014, 2013, 2012
(Unaudited)

ASSETS	For the Period Ended:
CURRENT ASSETS	2014	2013	2012
Cash and Cash Equivalents	$7,417	$17,120	$11,903
Marketable Securities	68,875	115,791	161,571
Total Prepaid Insurance	16,500	16,240	0
Total Current Assets	92,792	149,151	173,474

Fixed Assets
Interest in Mining Properties	100,000	100,000	100,040

Deposits	60	60	60

TOTAL ASSETS	$192,852	$249,211	$273,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$325,263	$68,844	$0

TOTAL LIABILITIES	$325,263	$68,844	$100

STOCKHOLDERS’ EQUITY
Common Stock $.01 Par Value, Authorized 10,000,000 Shares 6,012,361 Shares issued including shares in Treasury	$60,124	$60,124	$59,974
Paid-In Capital in excess of Par	83,810	83,810	83,810
Retained Earnings	(311,625)	12,019	109,831
Accumulated Other Comprehensive Income	35,385	24,519	19,964
Treasury Stock	(105)	(105)	(105)

TOTAL SHAREHOLDERS’ EQUITY	$(132,411)	$180,367	$273,474

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$192,852	$249,211	$273,574

See accompanying Notes and Accountant’s Compilation Report.

CONSOLIDATED SATEMENTS OF INCOME, EXPENSE
AND RETAINED EARNINGS
FOR THE FISCAL YEARS ENDED MAY 31, 2014, 2013, 2012
(Unaudited)

INCOME	2014	2013	2012
Royalty Income	$0	$0	$0

TOTAL INCOME	$0	$0	$0

OPERATING EXPENSES
General and Administrative	$173,479	$34,631	$78
Professional Services	153,186	71,307	22,035
TOTAL OPERATING EXPENSES	$326,665	$105,938	$22,113

OTHER INCOME (EXPENSE)
Interest Expense	0	0	0
Interest and Dividend Income	7,408	4,865	12,293
Gain (Loss) on Sale of Marketable Securities	(3,943)	3,394	3,161
TOTAL OTHER INCOME	3,465	8,259	15,454

INCOME /(LOSS) BEFORE INCOME TAXES	$(323,200)	$(97,679)	$(6,659)

Provision for Income Taxes	444	133	128

NET INCOME (LOSS)	$(323,644)	(97,812)	(6,787)

Retained Earnings Beginning of Year	$12,019	$109,831	$116,618

Retained Earnings End of Year	$(311,625)	$12,019	$109,831

Average Shares Outstanding During Period	6,012,361	6,012,361	5,997,361

NET GAIN (LOSS) PER SHARE	$(.0518)	$(.0163)	$(.0011)

See accompanying Notes and Accountant’s Compilation Report.

CONSOLIDATED SATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MAY 31, 2014, 2013, 2012
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	2014	2013	2012
Net Income/(Loss)	$(323,644)	$(97,812)	$	(6,787)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Decrease in Interest Receivable	-	-		-
(Increase) in Prepaid Insurance	(260)	(16,240)		-
Increase in Accounts Payable	256,419	68,844		-
Other	-	(1,464)		-
(Gain)/Loss on Other Equity Investments	3,943	(3,394)		(3,161)

Net Cash Provided/ (Used) by Operating Activities	(63,542)	(50,066)		(9,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Investment Securities		-		-
Proceeds from Sale of Investment Securities	53,839	55,283		14,049

Net Cash Provided/(Used) by Financing Activities	53,839	55,283		14,049

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided/(Used) by Financing Activities	-	-		-

Net Increase/(Decrease) in Cash	(9,703)	5,217		4,101

CASH - BEGINNING OF YEAR	$17,120	11,903		7,802

CASH - END OF YEAR	$7,417	$17,120		$11,903

SUPPLEMENTAL DISCLOSURES
Income Taxes Paid	444	133		128
Interest Paid	-	-		-

See accompanying Notes and Accountant’s Compilation Report.

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

Note 2 - Marketable Securities

Cost and fair value of marketable securities at May 31, are as follows:

	2014	2013	2012
Cost	$33,490	$91,272	$141,607
Fair Value	68,875	115,791	161,571
Total Gains in Accumulated Other Comprehensive Income	$35,385	$24,519	$19,964

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

A summary of capitalized costs of the above properties as of May 31, 2014, 2013, and 2012 follows:

	2014	2013	2012
Uranium	$100,000	$100,000	$100,000

Note 4 - General and Administrative Expense

General and administrative expenses for the years ended May 31, 2013, 2012, and 2011 follows:

	2014	2013	2012
Reports and Publications	$4,707	$555	$9,035
Professional	70,873	24,728	4,082
Office Expense and Travel	97,899	9,348	8,996
Total	$173,479	$34,631	$22,113

Note 5 - Income Taxes

Currently, no deferred income taxes payable (or receivable) are recognized as a result of timing differences; in reporting income for financial accounting and tax purposes.

As of May 31, 2014, Excalibur has loss carry forwards of approximately $599,000 for federal tax and state purposes and  that may be offset against future taxable income (expiring on various dates through 2027).  A deferred tax benefit has not been recognized in the accompanying balance sheet due to the uncertainty of any future taxable income.  In addition, deferred income taxes are not affected as a result of statutory depletion deductions taken for tax purposes.

Note 6 – Litigation and Contingencies

Contingency liabilities include:

(A)	$525,276.77 advance royalty from Cliffs, with the recoupment rights now owned by Pathfinder.

(B)
$250,000 advance royalty owed to Uranerz Energy Corporation from production royalty due Excalibur from any of the following ore deposits:  Verna Ann, Niles Ranch, Hank, Willow Creek, Doughstick, and Nichols Ranch

(C)	$100,000 in two payments of $50,000 each owed to Cliffs from production royalty on North Butte and Ruby Ranch properties under the December 2009 Joint Directive to Power Resources, Inc.

(D)	$300,000 and $100,000 severance payments owed to former officers Joseph P. Hubert and Marguerite H. Emanuel, respectively.

Note 7 - Operating Funds

Management has developed a plan to reduce or delay administrative costs to insure that Excalibur will continue to meet its obligations during the coming year.

In 2012, Excalibur entered in to a Management Services Agreement with Meriden Engineering LLC (Meriden) to perform certain management and consulting services with respect to mine performance and progress and royalty payment determinations, among others.  Meriden has agreed to defer payments under this agreement until such a time that Excalibur has adequate funds.  At May 31, 2014, Meriden was owed $216,579.

In December, 2013, Excalibur entered in to Employment Agreements with its President/CEO and Secretary/Treasurer (the Officers) for base salaries totaling $12,250 per month.  At May 31, 2014, the Officers were owed $61,250.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer, in consultation with its administrative support company, Meriden Engineering LLC, evaluated its financial controls in fiscal year ending May 31, 2014, and made certain adjustments which are appropriate for a business the size of the Company.

The Chief Executive Officer and Chief Financial Officer recognize that the Company must improve its financial controls due to management’s expectation that during fiscal year 2015 and 2016, the Company will receive significant royalty income.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

(a)(b) & (e)

Name	Age	Position
Jay R. Mackie	71	President, Chief Executive Officer, and Chairman of Board of Directors
Jack D. Powers	89	Vice President and Director
Michael P. Johnson	58	Secretary, Treasurer, and Director
Alan E. Nugent	69	Director
John T. Morrow	71	Director
Howard W. Hilshorst	67	Director

Jay R. Mackie,President and Chief Executive Officer, Chairman of the Board of Directors

Mr. Mackie was elected to the Board of Directors and appointed to these positions in 2012.  He graduated from St. Olaf College (B.A., 1964) and has 50 years of mining related experience in areas of exploration, mine engineering, mine operations, automated mine and maintenance systems, IT systems, marketing and greenfield project development.  Employed by Reserve Mining Company in engineering and operations departments (1964-1986), Caterpillar Venture Corp. 1987 as a field engineer in area of automated mining and maintenance management systems, self-employed mining/management consultant 1988 to present, Cyprus Northshore Mining as Mine Manager (1989-1994), Cliffs Northshore Mining (1994-1997) as Mine Manager, Cleveland-Cliffs (1997-2002) as Manager of Special Projects and market development, Bending Lake Iron Corp. (2006-2009) as Project Manager, and Bending Lake Iron Group Ltd. (2009-present) as Chief Operating Officer and Director.  Jay is a member of the Society for Mining, Metallurgy and Exploration (SME) and Canadian Institute of Mining (CIM).

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

Michael P. Johnson, Secretary and Treasurer, Director

Mr. Johnson was elected to serve in these positions in 2012.  He graduated with a B.S. in Electrical Engineering from Lehigh University and was granted his Professional Engineers License in 1981.  He has worked in the natural resource industry for 36 years; 25 years with Pickands Mather and Cleveland-Cliffs and 11 years for various engineering firms and junior miners as an independent consultant.  Mr. Johnson is a long standing member of the Society for Mining, Metallurgy and Exploration (SME) and a member of the Canadian Institute of Mining (CIM).

Alan E. Nugent, Director

Mr. Nugent is a partner and founder of the Salt Lake City based The Foresight Group LLC.  He has been actively engaged in the financial services industry for 37 years, licensed and doing business in eight states.  Mr. Nugent obtained his B.S. Degree in Geography from the University of Utah in 1968.

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

Howard W. Hilshorst, Director

Mr. Hilshorst has Bachelor (1970) and Master (1972) Degrees in Metallurgical Engineering from Michigan Technological University, and has more than 36 years of leadership experience in the mining industry. Most recently he served as President and CEO of Superior Mineral Resources LLC (“SMR”).  On October 1, 2012, Mr. Hilshorst retired from SMR becoming an independent management consultant.  Formerly he served as Executive Vice President of Minnesota Steel Industries LLC and as President and CEO of EVTAC Mining, a 5 million ton iron ore mining and pellet plant operation in northeastern Minnesota.  Mr. Hilshorst has also held various management positions at three other iron ore mines in northeastern Minnesota, as well as copper producing mines in Michigan and Arizona. He is a member of the Society for Mining, Metallurgy and Exploration (SME).

(c)	Excalibur has two employees, Jay R. Mackie and Michael P. Johnson.

(d)	There are no family relationships between any Excalibur Director and Executive Officer or nominee for Director.

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

Item 11.  Executive Compensation.

The Company has two employees.

Directors and Officers Compensation Summary
Name and Principal Position	Year	Stock Awards (no market value, value established at par of $0.01)	Warrant Awards1 (no market value, value established at par $0.01 per share)	All Other Compensation		Total
Jay R. Mackie, CEO, Director	2012	10,000	100,000 @ strike price $1.00 per share	-		$1,100
	2013	2,500	25,000 @ strike price $1.00 per share	-		$275
	2014	-	-	$11,000/month	2	$132,000/year
Jack D. Powers, Vice President, Director	2013	2,500	-	-		$25
Michael P. Johnson, Secretary/Treasurer, Director	2013	2,500	25,000 @ strike price $1.00 per share	-		$275
	2014	-	-	$1,250/month	2	$15,000/year
John T. Morrow, Director	2013	2,500	25,000 @ strike price $1.00 per share	-		$275
Alan E. Nugent, Director	2013	2,500	25,000 @ strike price $1.00 per share	-		$275
Howard W. Hilshorst, Director	2013	2,500	25,000 @ strike price $1.00 per share	-		$275

Notes:

1	May not be exercised until Excalibur stock is tradable in a broker transaction.

2
The Company’s Board of Directors at their December 30, 2013, meeting approved executive compensation for Jay R. Mackie and Michael P. Johnson effective January 1, 2014, in the amount of $11,000.00 per month for Mr. Mackie and $1,250.00 per month for Mr. Johnson with all 2014 compensation payable on May 15, 2015.  The May 15, 2015 payment date was selected due to the anticipation of receipt of sufficient royalty income to make payments of such compensation by such date.  The employment agreement of each of Mr. Mackie and Mr. Johnson provides that the amount of compensation earned is not payable on or before May 15, 2015, notwithstanding the occurrence of the following events prior to the distribution date:  officers separation from service, officers death, officers disability, a change in control, and an unforeseeable emergency or any other event or reason.  The amounts earned are not maintained in a separate account for the benefit of Mr. Mackie and Mr. Johnson and the obligation is not secured and is subject to the claims of the creditors of the Company.  As of May 31, 2014, $55,000 and $5,250 of compensation has been earned by Mr. Mackie and Mr. Johnson respectively.

3
Jay R. Mackie and Michael P. Johnson each are entitled to severance payments under their December 31, 2013 Employment Agreements in the event they are terminated by the Company without cause or by death or disability which include unpaid base salary through the date of termination provided if such base salary is deferred, such base salary shall remain payable only upon the authorized date of payment under the deferral.  The severance shall be equal to 80% of their respective base salary for the preceding year payable in three equal annual installments commencing on the next anniversary date of their respective Employment Agreements following the date of termination provided such termination date shall be no earlier than the third anniversary date of their respective Employment Agreements provided any rights the executive may have to severance payments shall be in accordance with their respective December 31, 2013 Employment Agreement and not on the severance policy then in effect.  Severance benefits are conditioned upon executive signing and not revoking a separation agreement that includes a general release and that complies with state and federal law releasing the Company and its subsidiaries and their respective successors and assigns, officers, managers, employees, agents, attorneys and representatives of any claims relating to executives employment or termination thereof.

Severance Pay.  At the Company’s October 16, 2013 meeting, the Board approved a severance payment of $100,000 for former Company Secretary/Treasurer Marguerite H. Emanuel, and $300,000 for the Company’s long standing President & CEO Joseph P. Hubert.  Ms. Emanuel served as Secretary/Treasurer of the Company from 2001 to 2012, without monetary compensation.  Mr. Hubert was elected President & CEO in 1982 and received no monetary compensation from 1999 to his retirement in 2012.  These severance payments are deferred until the Company’s financial position allows payment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           Security Ownership of Certain Beneficial Owners:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership1		Percent of class

Common	Joseph P. Hubert	1,179,000 Direct		19.61
	1800 Lakeview Drive
	Duluth, MN 55803

Common	Alan E. Nugent	1,447,328 Direct	3	24.07
	1900 E 5685 S
	Salt Lake City, UT 84121

Common	Service Credit Corporation	300,000 Direct		4.99
	377 North Main Street
	Layton, UT 84041

(b)           Security Ownership of Management

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership1,2		Percent of class
Common	Jay R. Mackie	12,500 Direct		0.21
Common	Jack D. Powers	2,500 Direct		0.04
Common	Michael P. Johnson	2, 500 Direct		0.04
Common	Alan E. Nugent	1,447,328 Direct	3	24.07
Common	John T. Morrow	2,500 Direct		0.04
Common	Howard W. Hilshorst	2,500 Direct		0.04

1
Information as to beneficial ownership is based upon statements furnished by each Director.  Information with such ownership rests peculiarly within their knowledge and the registrant disclaims responsibility for the accuracy and completeness thereof.

2
Does not include warrants to purchase common stock of the Company as shown in Item 11, Executive Compensation, and the grant by Excalibur to John T. Morrow, CPA, dated March 15, 2011, of a warrant to purchase 25,000 shares of common stock of Excalibur at a strike price of $1.00 per share for professional services rendered.

3	Includes 24,000 shares held by Alan E. Nugent’s wife.

(c)           Changes in Control:

No arrangements are known to registrant which may at a subsequent date result in a change in control of the registrant.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with Management and Others:

None except as reported in Item 11. Executive Compensation

(b)	Certain Business Relationships:

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

Tax Fees
Annual tax return preparation:
2013 - $1,208.50
2012 - $940.00

All Other Fees
Financial statement compilation:
2013 - $2,577.75
2012 - $2,237.60

Excalibur does not have an audit committee, and the Company has not adopted policies related to an audit due to the fact that the Company has not had the finances available to secure audit services.  It is uncertain when the Company will have finances necessary to engage an independent audit firm.  However, the Board believes that in 2015 it may be possible based on anticipated royalty income.  Prior to the engagement of an independent audit firm, the Board intends to create an Audit Committee and separately designate a Nominating Committee and Compensation Committee.

PART IV
Item 15.  Exhibits, Financial Statement Schedules.

(a)	1.	Unaudited Consolidated Financial Statements for the fiscal years ended May 31, 2014, 2013, and 2012, including:

  Accountant’s Compilation Report
  Consolidated Balance Sheets
  Consolidated Statements of Income, Expense, and Retained Earnings
  Consolidated Statement of Cash Flows
  Notes to Consolidated Financial Statements

(b)	(31)(1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (contains exception for lack of audited financial statements)

(c)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Excalibur Industries

July 31, 2014	By:	/s/ Jay R. Mackie
Jay R. Mackie
President, Chief Executive Officer (Principal Executive Officer)

/s/ Michael P. Johnson
Michael P. Johnson
Secretary and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ Jay R. Mackie	July 31, 2014
Jay R. Mackie, Director

/s/ Michael P. Johnson	July 31, 2014
Michael P. Johnson, Director

/s/ John T. Morrow	July 31, 2014
John T. Morrow, Director

/s/ Alan E. Nugent	July 31, 2014
Alan E. Nugent, Director

The above signatures constitute a majority of the Board members.

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