Form 10-Q
period 2014-08-31
EXCALIBUR INDUSTRIES
filed 2014-10-14
CIK 201779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☑

Number of shares of issuer’s common stock outstanding at August 31, 2014:  6,012,361

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	For the Period Ended:
CURRENT ASSETS	Aug. 31, 2014	May 31, 2014
Cash and Cash Equivalents	$3,979	$7,417
Marketable Securities	75,185	68,875
Total Prepaid Insurance	8,250	16,500
Total Current Assets	87,414	92,792

Fixed Assets
Interest in Mining Properties	100,000	100,000

Deposits	60	60

TOTAL ASSETS	$187,474	$192,852

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts Payable	$384,136	$325,263

TOTAL LIABILITIES	$384,136	$325,263

STOCKHOLDERS’ EQUITY
Common Stock $.01 Par Value, Authorized 10,000,000 Shares 6,012,361 Shares issued including shares in Treasury	60,124	60,124
Paid-In Capital in excess of Par	83,810	83,810
Retained Earnings	(375,877)	(311,625)
Accumulated Other Comprehensive Income	35,385	35,385
Treasury Stock	(105)	(105)

TOTAL SHAREHOLDERS’EQUITY	$(196,663)	$(132,411)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$187,474	$192,852

See accompanying Notes.

CONSOLIDATED SATEMENTS OF INCOME, EXPENSE
AND RETAINED EARNINGS
FOR THE FISCAL QUARTERS ENDED
(Unaudited)

INCOME	Aug. 31, 2014	Aug. 31, 2013
Royalty Income	$0	$0

TOTAL INCOME	$0	$0

OPERATING EXPENSES
General and Administrative	$67,123	$81,398
Professional Services	3,847	37,802
Property, Payroll and Other Taxes	100	444
TOTAL OPERATING EXPENSES	$71,070	$119,644

OTHER INCOME/(EXPENSE)
Interest Expense	$0	$0
Interest and Dividend Income	1,108	2,089
Gain/(Loss) on Sale of Marketable Securities	5,710	(6,456)

TOTAL OTHER INCOME	$6,818	$(4,367)

NET INCOME/(LOSS)	(64,252)	(124,011)

Retained Earnings Beginning of Period	(311,625)	12,019

Retained Earnings End of Period	(375,877)	(111,992)

Average Shares Outstanding During Period	6,012,361	6,012,361

NET GAIN/(LOSS) PER SHARE	$(0.06252)	$(0.01863)

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

In 2012, Excalibur entered in to a Management Services Agreement with Meriden Engineering LLC (Meriden) to perform certain management and consulting services with respect to mine performance and progress and royalty payment determinations, among others.  Meriden has agreed to defer payments under this agreement until such a time that Excalibur has adequate funds.  At August 31, 2014, Meriden was owed $238,641.63.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to, statements regarding estimation of uranium production and pricing, which are based on information from the uranium producers who are planning to produce uranium from lands in which the Company holds a royalty interest.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of uranium prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Excalibur’s actual results and performance, see “Risk Factors” set forth on pages 4 and 5 of Excalibur’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014.  Excalibur undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended May 31, 2014 for a full understanding of the Company’s financial position.

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

Excalibur is a natural resource business enterprise focused on uranium, an industry that has seen a long period of volatility in production and pricing following the 1979 incident at the Three Mile Island power station and 2011 earthquake and tsunami that struck Japan, crippling the Fukushima-Daiichi atomic power plant, and leading to the shutdown of nearly all reactors in the country.  However, most industry analysts continue to forecast a positive future for the industry, including a major increase in pricing of yellowcake, in the long term.

Current Activity

Excalibur’s uranium position in the Powder River Basin is maintained by royalty agreements held by Excalibur and Mountain West with two uranium producers, Uranerz Energy Corporation (Uranerz) and Cameco.

Uranerz has constructed a uranium processing facility at the Nichols Ranch property, in which Excalibur holds a royalty interest.  On April 15, 2014, Uranerz received the final approval from the Nuclear Regulatory Commission to begin operations at Nichols Ranch.  Excalibur holds a 6% or 8% royalty interest (depending on the spot price of uranium) in the Nichols Ranch property.  The Nichols Ranch is currently in a commissioning period, and uranium production began in June of 2014. The June production yielded 14,592.0 pounds of uranium concentrate and resulted in a credit of $25,959.17 towards the advance royalty balance, which has been reduced to $224,040.83 as of June 30, 2014.  Uranerz had planned to produce between 350,000 and 500,000 pounds of yellowcake in 2014 from the Nichols Ranch property but has experienced startup issues, common for a new operation, that have hampered production.  The timing and amount of production by Uranez are subject to change and beyond the control of Excalibur.

Cameco continues yellowcake production from its facility at the North Butte property, in which the Company holds a 4% royalty interest.  The royalty to be paid to Excalibur is based on Cameco’s quarterly average realized uranium price as reported in Cameco’s filings with the Securities and Exchange Commission.  Cameco produced 257,651.7 pounds of yellowcake from the North Butte property in 2014 through June.  Cameco expects to increase the North Butte production to 700,000 pounds annually by 2015.  Again, the timing and amount of production reported by Cameco are subject to change and are beyond the control of Excalibur.  Cameco’s production from North Butte for April-June resulted in a royalty credit of $227,269.91 applied to the Company’s advance royalty repayment obligation, reducing the balance to $298,006.86.  The total advance royalty repayment obligation for both Uranerz and Cameco is $522,047.69 as of June 30, 2014.

The Company has an additional financial obligation of $100,000.00 to Cliffs Natural Resources under a 2009 Settlement Agreement and Release.

Executive Compensation.  The Company’s Board of Directors at their December 30 meeting approved executive compensation for Jay R. Mackie and Michael P. Johnson effective January 1, 2014, in the amount of $11,000 per month for Mr. Mackie and $1,250 per month for Mr. Johnson, with all 2014 compensation deferred until May 15, 2015.  As of August 31, 2014, $10,000 is owed to Mr. Johnson and $88,000 is owed to Mr. Mackie.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

During the most recently completed fiscal quarter ended August 31, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company currently is not a party to any material legal proceedings and, to management’s knowledge, no such proceedings are threatened or contemplated.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are attached to this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1-2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1-2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Excalibur Industries
(Registrant)

October 13, 2014	By:	/s/ Jay R. Mackie
Jay R. Mackie
President, Chief Executive Officer (Principal Executive Officer)

October 13, 2014		/s/ Michael P. Johnson
Michael P. Johnson
Secretary and Treasurer (Principal Financial Officer)