Form 10-Q
period 2014-11-30
EXCALIBUR INDUSTRIES
filed 2015-01-08
CIK 201779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☑

Number of shares of issuer’s common stock outstanding at November 30, 2014:  6,012,361

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	For the Period Ended:
CURRENT ASSETS	Nov. 30, 2014	Aug. 31, 2014
Cash and Cash Equivalents	$36,612	$3,979
Marketable Securities	28,411	75,185
Total Prepaid Insurance	0	8,250
Total Current Assets	65,023	87,414

Fixed Assets
Interest in Mining Properties	100,000	100,000

Deposits	60	60

TOTAL ASSETS	$165,083	$187,474

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts Payable	$440,915	$384,136

TOTAL LIABILITIES	$440,915	$384,136

STOCKHOLDERS’ EQUITY
Common Stock $.01 Par Value, Authorized 10,000,000 Shares 6,012,361 Shares issued including shares in Treasury	60,124	60,124
Paid-In Capital in excess of Par	83,810	83,810
Retained Earnings	(455,046)	(375,877)
Accumulated Other Comprehensive Income	35,385	35,385
Treasury Stock	(105)	(105)

TOTAL SHAREHOLDERS’EQUITY	$(275,832)	$(196,663)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$165,083	$187,474

See accompanying Notes.

CONSOLIDATED SATEMENTS OF INCOME, EXPENSE
AND RETAINED EARNINGS
FOR THE FISCAL QUARTERS ENDED
(Unaudited)

INCOME	Nov. 30, 2014	Nov. 30, 2013
Royalty Income	$0	$0

TOTAL INCOME	$0	$0

OPERATING EXPENSES
General and Administrative	$65,159	$8,996
Professional Services	1,336	59,129
Property, Payroll and Other Taxes	0	0
TOTAL OPERATING EXPENSES	$66,495	$68,125

OTHER INCOME/(EXPENSE)
Interest Expense	$0	$0
Interest and Dividend Income	1,121	1,960
Gain/(Loss) on Sale of Marketable Securities	(13,795)	1,097

TOTAL OTHER INCOME	$(12,674)	$3,057

NET INCOME/(LOSS)	(79,169)	(65,068)

Retained Earnings Beginning of Period	(375,877)	(111,992)

Retained Earnings End of Period	(455,046)	(177,060)

Average Shares Outstanding During Period	6,012,361	6,012,361

NET GAIN/(LOSS) PER SHARE	$(0.07569)	$(0.01082)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies Consolidation
The consolidated financial statements presented herein include the accounts of Excalibur Industries (“Excalibur”) and its wholly owned subsidiary, Mountain West Mines, Inc. (“Mountain West”), a Nevada corporation, qualified to do business in the state of Wyoming.  All significant intercompany transactions have been eliminated from these statements.

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

In 2012, Excalibur entered in to a Management Services Agreement with Meriden Engineering LLC (“Meriden”) to perform certain management and consulting services with respect to mine performance and progress and royalty payment determinations, among others.  Meriden has agreed to defer payments under this agreement until such a time that Excalibur has adequate funds.  As of November 30, 2014, Meriden was owed $258,670.23.

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

Current Activity

Excalibur’s uranium position in the Powder River Basin is maintained by royalty agreements held by Excalibur with two uranium producers, Uranerz Energy Corporation (“Uranerz”) and Cameco Corporation (“Cameco”).

Uranerz has constructed a uranium processing facility at the Nichols Ranch property, in which Excalibur holds a royalty interest (6% or 8% depending on the spot price of uranium).  As part of a 2005 royalty agreement with Uranerz, Excalibur received an advance royalty payment of $250,000.00.  The Nichols Ranch facility was commissioned in April 2014, and uranium production began in June.  Uranerz has produced a total of 109,763.0 pounds of uranium concentrate (“yellowcake”) from the Nichols Ranch through the 3rd Quarter, resulting in a royalty credit of $203,947.97, which has reduced Excalibur’s advance royalty repayment obligation to $46,052.03.  Uranerz is expected to produce between 500,000 and 600,000 pounds of uranium per year from the Nichols Ranch.  The timing and amount of production by Uranez are subject to change and beyond the control of Excalibur.

Cameco continues uranium production from its facility at the North Butte property, in which Excalibur holds a 4% royalty interest.  The royalty to be paid to Excalibur is based on Cameco’s quarterly average realized uranium price as reported in Cameco’s filings with the Securities and Exchange Commission.  As part of a 1967 royalty agreement with Cleveland-Cliffs (now held by Cameco), Excalibur  received an advance royalty of $1,319,286.60.  Royalty from 2013 North Butte production reduced the advance royalty balance by $553,881.93.  In 2014, Cameco has produced 393,002.1 pounds of yellowcake from the North Butte property through the 3rd Quarter, resulting in a royalty credit of $725,288.40, of which $9,549.68 was withheld by Cameco for Excalibur’s share of severance taxes, $14,306.53 was withheld for Excalibur’s share of ad valorem taxes, and the remainder was applied to the Company’s advance royalty repayment obligation, reducing the balance to $63,972.48.  Cameco is expected to increase the North Butte uranium production to 700,000 pounds annually by 2016.  Again, the timing and amount of production reported by Cameco are subject to change and are beyond the control of Excalibur.

The total advance royalty repayment obligation for both Uranerz and Cameco is $110,024.51 through the 3rd Quarter, 2014.

Excalibur has an additional financial obligation of $100,000.00 to Cliffs Natural Resources under a 2009 Settlement Agreement and Release.

Executive Compensation.  Jay R. Mackie, Excalibur’s President and CEO, is compensated at the rate of $11,000.00 per month, and Michael P. Johnson, Excalibur’s Secretary and Treasurer, is compensated at the rate of $1,250.00 per month.  All 2014 compensation is deferred until May 15, 2015.  As of November 30, 2014, $121,000.00 was owed to Mr. Mackie and $13,750 .00 was owed to Mr. Johnson.  At their November 11, 2014, meeting, the Board of Directors deferred all 2015 executive compensation to December 15, 2015.

Severance Pay.  Severance  payments of $300,000.00 to Excalibur’s former president, Joseph P. Hubert, and $100,000.00 to Excalibur’s former secretary/treasurer, Marguerite Emanuel, were approved by the Board of Directors  in 2013.   These severance payments are deferred until the Company’s financial position allows payment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

During the most recently completed fiscal quarter ended November 30, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company currently is not a party to any material legal proceedings and, to management’s knowledge, no such proceedings are threatened or contemplated.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

The annual meeting of the shareholders was held on November 11, 2014, at the office of the Company, 1910 8th Avenue East, Hibbing, Minnesota.  With a quorum represented in person and by proxy, the shareholders re-elected Alan Nugent, John Morrow, Jay Mackie, Michael Johnson, and Howard Hilshorst to serve on the Board of Directors until their successors are duly elected and qualified.  Jack Powers had informed the Company of his intention to retire at the end of this term and did not stand for re-election. The shareholders approved the appointment of Maxfield Peterson, P.C., as independent Certified Public Accountants of the Company for the ensuing year.

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

Registrant: Excalibur Industries

January 8, 2015	By:	/s/ Jay R.Mackie
Jay R. Mackie
President, Chief Executive Officer (Principal Executive Officer)

January 8, 2015	By:	/s/ Michael P. Johnson
Michael P. Johnson
Secretary and Treasurer (Principal Financial Officer)