Form 10-Q
period 2015-04-01
EXCALIBUR INDUSTRIES
filed 2015-04-01
CIK 201779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES ☐  NO ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated files, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☑

Number of shares of issuer’s common stock outstanding at February 28, 2015:  6,012,361

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	For the Period Ended:
CURRENT ASSETS	Feb. 28, 2015	Nov. 30, 2014
Cash and Cash Equivalents	$221,385	$36,612
Marketable Securities	23,158	28,411
Total Prepaid Insurance	20,097	0
Total Current Assets	264,640	65,023

Fixed Assets
Interest in Mining Properties	100,000	100,000

Deposits	60	60

TOTAL ASSETS	$364,700	$165,083

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts Payable	$438,701	$440,915

TOTAL LIABILITIES	$438,701	$440,915

STOCKHOLDERS’ EQUITY
Common Stock $.01 Par Value, Authorized 10,000,000 Shares 6,012,361 Shares issued including shares in Treasury	60,124	60,124
Paid-In Capital in excess of Par	83,810	83,810
Retained Earnings	(253,215)	(455,046)
Accumulated Other Comprehensive Income	35,385	35,385
Treasury Stock	(105)	(105)

TOTAL SHAREHOLDERS’EQUITY	$(74,001)	$(275,832)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$364,700	$165,083

See accompanying Notes.

CONSOLIDATED SATEMENTS OF INCOME, EXPENSE
AND RETAINED EARNINGS
FOR THE FISCAL QUARTERS ENDED
(Unaudited)

INCOME	Feb. 28, 2015	Feb. 28, 2014
Royalty Income	$278,556	$0

TOTAL INCOME	$278,556	$0

OPERATING EXPENSES
General and Administrative	$4,208	$42,394
Professional Services	67,264	3,985
Property, Payroll and Other Taxes	0	24,500
TOTAL OPERATING EXPENSES	$71,472	$70,879

OTHER INCOME/(EXPENSE)
Interest Expense	$0	$0
Interest and Dividend Income	417	2,264
Gain/(Loss) on Sale of Marketable Securities	(5,670)	1,957

TOTAL OTHER INCOME	$(5,253)	$4,221

NET INCOME/(LOSS)	201,831	(66,658)

Retained Earnings Beginning of Period	(455,046)	(177,060)

Retained Earnings End of Period	(253,215)	(243,718)

Average Shares Outstanding During Period	6,012,361	6,012,361

NET GAIN/(LOSS) PER SHARE	$0.03357	$(0.01082)

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

Note 3 - Operating Funds
For the past several years, administrative costs have been defrayed under a plan developed by management to insure that Excalibur would continue to meet its obligations until the anticipated royalty income stream was realized.  As part of that plan, Excalibur entered in to a Management Services Agreement with Meriden Engineering LLC (“Meriden”) in 2012 to perform certain management and consulting services with respect to mine performance and progress and royalty payment determinations, among others.  Meriden has agreed to defer payments under this agreement until such a time that Excalibur has adequate funds.  As of February 28, 2015, Meriden was owed $267,200.88.  With the onset of the royalty income stream in the first quarter of 2015, Excalibur now expects to liquidate the accumulated debt owed to Meriden by year-end 2015.

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

Uranerz has constructed a uranium processing facility at the Nichols Ranch property, in which Excalibur holds a royalty interest (6% or 8% depending on the spot price of uranium).  As part of a 2005 royalty agreement with Uranerz, Excalibur received an advance royalty payment of $250,000.00.  The Nichols Ranch facility was commissioned in April 2014, and uranium production began in June 2014.  Uranerz  produced a total of 190,845 pounds of uranium concentrate (“yellowcake”) from the Nichols Ranch in 2014.  Following repayment of the advance royalty, Excalibur received a royalty payment of $137,841.95 in January 2015.  Uranerz is expected to produce between 500,000 and 600,000 pounds of uranium per year from the Nichols Ranch.  The timing and amount of production by Uranez are subject to change and beyond the control of Excalibur.

Cameco continues uranium production from its facility at the North Butte property, in which Excalibur holds a 4% royalty interest.  The royalty to be paid to Excalibur is based on Cameco’s quarterly average realized uranium price as reported in Cameco’s filings with the Securities and Exchange Commission.  As part of a 1967 royalty agreement with Cleveland-Cliffs (now held by Cameco), Excalibur received an advance royalty of $1,319,286.60.  In 2014, Cameco produced a total of 494,191.9 pounds of yellowcake from the North Butte property.  In February 2015, following repayment of the remaining advance royalty, Excalibur received a royalty payment of $140,714.25.  Cameco is expected to increase the North Butte uranium production to 700,000 pounds annually by 2016.  Again, the timing and amount of production reported by Cameco are subject to change and are beyond the control of Excalibur.

Excalibur owes $100,000.00 to Cliffs Natural Resources under a 2009 Settlement Agreement and Release.  This obligation will be repaid in two annual installments of $50,000.00 beginning in December 2015.

Executive Compensation.  Jay R. Mackie, Excalibur’s President and CEO, is compensated at the rate of $11,000.00 per month, and Michael P. Johnson, Excalibur’s Secretary and Treasurer, is compensated at the rate of $1,250.00 per month.  All 2014 compensation is deferred until May 15, 2015, and all 2015 executive compensation is deferred until December 15, 2015.  As of February 28, 2015, $132,000.00 was owed to Mr. Mackie and $15,000 .00 was owed to Mr. Johnson for 2014 compensation, and $22,000.00 and $2,500.00 respectively for 2015 compensation.

Severance Pay.  Severance  payments of $300,000.00 to Excalibur’s former president, Joseph P. Hubert, and $100,000.00 to Excalibur’s former secretary/treasurer, Marguerite Emanuel, were approved by the Board of Directors  in 2013.   These severance payments are deferred until the Company’s financial position allows payment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

During the most recently completed fiscal quarter ended February 28, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Excalibur Industries

Date: April 1, 2015	By:	/s/ Jay R. Mackie
Jay R. Mackie
President, Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2015	By:	/s/ Michael P. Johnson
Michael P. Johnson
Secretary and Treasurer (Principal Financial Officer)