Form 10-K/A
period 2013-05-31
EXCALIBUR INDUSTRIES
filed 2015-08-26
CIK 201779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1
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

Jay R. Mackie,President and Chief Executive Officer, Chairman of the Board of Directors
Mr. Mackie was elected to the Board of Directors and appointed to these positions in 2012.  He graduated from St. Olaf College (B.A., 1964) and has 49 years of mining related experience in areas of exploration, mine engineering, mine operations, automated mine and maintenance systems, IT systems, marketing and greenfield project development.  Employed by Reserve Mining Company in engineering and operations departments (1964-1986), Caterpillar Venture Corp. 1987 as a field engineer in area of automated mining and maintenance management systems, self-employed mining/management consultant 1988 to present, Cyprus Northshore Mining as Mine Manager (1989-1994), Cliffs Northshore Mining (1994-1997) as Mine Manager, Cleveland-Cliffs (1997-2002) as Manager of Special Projects and market development, Bending Lake Iron Corp. (2006-2009) as Project Manager, and Bending Lake Iron Group Ltd. (2009- 2012 ) as Chief Operating Officer and Director.  Jay is a member of the Society for Mining, Metallurgy and Exploration (SME) and Canadian Institute of Mining (CIM).

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

(f)
We are not aware of any of our executive officers or directors being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401 of Regulation S-A with the exception of the following matter:

•
Howard W. Hilshorst was President and CEO of Eveleth Mines LLC and a Director of Thunderbird Mining Company, a wholly owned subsidiary of Eveleth Mines LLC which did business under the name of EVTAC Mining (“EVTAC”).  EVTAC produced taconite pellets which supplied the iron ore needed for the production of iron and steel.  Eveleth Mines LLC was owned by Rouge Steel (45%), AK Steel (40%) and Stelco (15%).  EVTAC’s business arrangement was to sell pellets to owners.  On January 1, 2003, Rouge Steel elected to purchase pellets from another source, Cleveland-Cliffs Inc., and AK Steel switched most of its pellet requirements to Iron Ore Co. of Canada.  Stelco’s contract with EVTAC expired on May 14, 2003 and was renewed at a much lower requirement.  Eveleth Mines LLC filed for a Chapter 11 Bankruptcy protection in the United States District Court for the district of Minnesota on May 1, 2003 citing loss of the bulk of its contract business and Thunderbird Mining Company filed for Chapter 11 Bankruptcy protection on May 15, 2003 in the same court.  The cases were later consolidated by the Minnesota District Court on May 15, 2003.  On May 15, 2003, Thunderbird Mining Company laid off substantially all of its employees.  During the spring and through the late summer of 2003, Howard Hilshorst had frequent contact with Laiwu Steel Group, Ltd. (“Laiwu”) either to secure sales contracts with Laiwu, or alternatively sell EVTAC’s assets to Laiwu.  On October 8, 2003, representatives of Cleveland-Cliffs, Inc. and Laiwu Steel Group, Ltd. made a joint offer to purchase EVTAC’s assets.  On November 14, 2003, Cleveland-Cliffs, Inc. and Laiwu filed a draft asset purchase agreement with the Bankruptcy Court under which EVTAC’s taconite business would become United Taconite, LLC.  On November 16, 2003, Thunderbird Mining Company’s Chapter 11 Bankruptcy was converted to a Chapter 7 Bankruptcy and on November 25, 2003, the United States Bankruptcy Court approved the sale of all of EVTAC’s operating assets and on December 1, 2003 the sale was closed.  In accordance with United Steel Workers Settlement Agreement with EVTAC on the same date, EVTAC permanently laid off all of its employees except three members of management and through December 2003, United Taconite LLC hired substantially all of such employees under terms of a new collective bargaining agreement between United Steel Workers and United Taconite LLC.  Howard Hilshorst resigned as an officer of Eveleth Mines LLC and as a director of Thunderbird Mining Company on April 4, 2004.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant  Excalibur Industries

By    /s/ Jay R.Mackie                                                                                     August 26, 2015
Jay R. Mackie                                                                                           Date
President, Chief Executive Officer (Principal Executive Officer)