Form 10-K
period 2015-05-31
EXCALIBUR INDUSTRIES
filed 2015-08-31
CIK 201779

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________to______________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of May 31, 2015, and as of the date of this report, there has been no bid or asked prices available, nor has there been any market for or trading of the Company’s stock for many years.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2015

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

Excalibur’s uranium position in the Powder River Basin is maintained by royalty agreements held by Excalibur and Mountain West with uranium producers.  Uranium production on the North Butte property began in July 2013.  Uranium production began on the Nichols Ranch property in June 2014.  Excalibur is receiving royalty income from both operations.

The current Excalibur officers are Jay R. Mackie, President and Chief Executive Officer; and Michael P. Johnson, Secretary/Treasurer.  The Board of Directors is made up of Jay R. Mackie, Chairman, Howard W. Hilshorst, Michael P. Johnson, John T. Morrow, Alan E. Nugent, and Zachary A. Nugent.

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

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2015

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

Cliffs subsequently sold its rights to recover Excalibur’s advance royalty credit of $1,319,286.60 to Uranerz USA.  The right of recovery is now held by Pathfinder and was repaid in 1Q 2015.

The Cliffs Option and Agreements have been the basis for extended litigation between Mountain West and Cliffs.  Under the terms of a 2009 Settlement Agreement, Excalibur is to pay Cliffs $100,000.00 in two annual payments of $50,000.00 each from royalty proceeds from the North Butte and Ruby Ranch properties now under lease to Cameco.  The first installment is expected to be paid by December 31, 2015 and the second by December 31, 2016.

Item 1A.  Risk Factors.

1.
Market Effect of Fukushima Daiichi Power Station Disaster.  The market for uranium may continue to be affected by the events at Japan’s Fukushima Daiichi power station, which was heavily damaged in 2011.

2.
Future Regulations.  The nuclear power industry may be subject to further regulations with respect to existing  and future power plants, which could result in a decommissioning of existing plants and added expense for future power plants resulting in a decision by power producers to go to alternative sources of energy.

3.
Delay or Interruption of Anticipated Revenue.  Financing may be needed if the streams of royalty revenue anticipated by the Company from Cameco and Uranerz are delayed or interrupted, and such financing may not be available or available upon terms satisfactory to the Company.

4.
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

2.
Excalibur and Uranerz Energy Corporation (“Uranerz”) exercised an Option and Purchase Agreement on December 9, 2005, on approximately 14,000 acres of mineral rights, including properties known as Nichols Ranch, Hank, Niles Ranch, Willow Creek, Verna Ann, and Doughstick (the “Agreement”).  Pursuant to the Agreement, Excalibur granted Uranerz an option on the properties, which it subsequently exercised in 2006 and paid an advance royalty to Excalibur of $250,000.  Under the Agreement, Uranerz is to pay royalty to Excalibur based on the spot price of yellowcake (U3O8) as reported by Ux per calendar quarter.  If the average spot price of uranium for any calendar quarter is $45.00 per pound or less, the royalty rate is 6%, and if the average sport price is $45.01 per pound or higher, the royalty rate is 8%.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2015

3.
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

The 2,000,000 share warrants of Uranerz stock that Excalibur acquired in 2010 in exchange for its Powder River Drill Hole Library - strike price $3.00 - four-year term with schedule execution, expired June 30, 2014, after several unsuccessful attempts were made to extend the warrant expiration.  The extended depressed state of the uranium industry and resultant low stock price for Uranerz provided no opportunity to exercise the warrants under the Company’s current administration.

Cameco produced 494,191.9 pounds of yellowcake from the North Butte property in 2014 and 94,040.5 pounds in the first quarter of 2015.  Based on Cameco’s published production outlook for 2015, North Butte production is estimated to be about 329,000 pounds.  The timing and amount of production reported by Cameco are subject to change and are beyond the control of the Company.  After repayment of the advanced royalty of $1,319,286.60, Excalibur received royalty payments from Cameco totaling $288,031.97 through the first quarter of 2015.

Uranerz produced 190,845 pounds of yellowcake from the Nichols Ranch property in 2014 and 60,935.0 pounds in the first quarter of 2015.  Based on Uranerz’ published production figures, Nichols Ranch production is estimated to be about 377,000 pounds.   The timing and amount of production reported by Uranerz are subject to change and are beyond the control of the Company.  After repayment of the advanced royalty of $250,000.00, Excalibur received royalty payments from Uranerz totaling $268,879.26 through the first quarter of 2015.

Item 3.  Legal Proceedings.

None

Item 4.  Mine Safety Disclosures.

Not applicable

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2015

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

The Company has not repurchased any of its securities.

Item 6.  Selected Unaudited Financial Data.

	2015	2014	2013
Total Revenues	$556,911	$0	$0

Total Operating Expenses	291,107	326,665	105,938
Income/(Loss) from Operations	265,804	(326,665)	(105,938)

Other Income (Expense)	7,985	3,465	8,259
Income/(Loss) Before Income Taxes	273,789	(323,200)	(97,679)

Provision for Income Taxes	100	444	133

Net Income/(Loss) Before Extraordinary Gain	273,689	(323,644)	(97,812)

Extraordinary Gain	0	0	0

Net Income/(Loss)	273,689	(323,644)	(97,812)

Retained Earnings/Deficit) Beginning of Year	$(311,625)	$12,019	$109,831

Retained Earnings/(Deficit) End of Year	$(37,936)	$(311,625)	$12,019

Average Shares of Common Stock Outstanding	6,012,361	6,012,361	6,012,361

Net Income/(Loss) Per Share of Common Stock	$0.0455	$(0.0538)	$(0.0163)

Total Assets - End of Year	$424,601	$192,852	$249,211

Long-Term Obligations	$0	$0	$0

Cash Dividends Declared Per Share of Common Stock	$0	$0	$0

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2015

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Excalibur, for the past approximately 20 years, has adopted a policy designed to husband the Company’s assets and retain as much of its mineral interests as possible taking into account the depressed market for uranium and Excalibur’s limited resources.  The Company recognized that it would have to rely on royalty income from its most promising properties and that it had little if any control over when uranium producers with which it had royalty agreements would commence mining.  The records show that during the period of 1993 to January 31, 2015, with exception of 2006, the Company had zero royalty income.  Form 10-K of the Company for 2006 indicates that the Company received advanced royalty from Uranerz Energy Corporation of $250,000.  The lack of royalties was noted in Excalibur’s 10-K Annual Report for 1998, wherein it is stated that “…advanced payments ended in May 1992 after which time no additional payments will be received until production commences.  Other than interest income, no other continuing material cash inflows are known to management or anticipated at this time based on current agreements.”  The husbanding policy of the Company was a survival policy which may have worked.  However, one consequence is that the Company has not had audited financial statements since 1988 and cannot have a market for its shares without first attaining necessary financial audits for multiple years and compliance with all reporting standards of the Securities and Exchange Commission at considerable expense.  Compliance measures are underway.

The Company’s administrative and leasehold affairs are managed by Meriden Engineering LLC, a Minnesota limited liability company, situated in Hibbing, Minnesota (“Meriden”).  With the commencement of royalty income, Meriden’s management fee will be 5% of the gross royalty revenue received by the Company.  Extraordinary events or issues beyond the scope of the budget will be negotiated between Meriden and the Company as additional compensation.  In addition, as an incentive, 5% of actual gross increase in the Company’s consolidated revenues during each calendar year from all sources other than royalties shall be paid to Meriden.  In the event the Company is sold, all deferred compensation will be paid in full, and in addition, a one-time termination fee in the amount of $250,000 will be paid to Meriden.

Uranium production began at the North Butte property (Cameco) in 2013 and at the Nichols Ranch (Uranerz) in 2014.  The Company received its first royalty payment in January 2015 after repaying over $1.6 million in advance royalty, most of which dated back to the 1960s.

In light of these recent developments, management has a reasonable expectation that there will be an income stream to the Company to provide liquidity.  In the event the stream of revenue does not occur, the Company will, if necessary, attempt to secure loans or sell assets.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2015

Item 8.   Financial Statements and Supplementary Data.

Accountant’s Compilation Report

To the Board of Directors and Stockholders
Excalibur Industries

We have compiled the accompanying consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc. as of May 31, 2015, 2014, and 2013, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended.  We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or provide any assurance about whether the financial statements are in accordance with accounting principles generally accepted in the United States of America.

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

Maxfield Peterson, P.C.
Grand Junction, Colorado
August 26, 2015

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2015

See accompanying Notes and Accountant’s Compilation Report.

CONSOLIDATED BALANCE SHEETS
MAY 31, 2015, 2014, 2013
(Unaudited)

ASSETS	For the Period Ended:
CURRENT ASSETS	2015	2014	2013
Cash and Cash Equivalents	$288,880	$7,417	$17,120
Marketable Securities	22,263	68,875	115,791
Total Prepaid Insurance	13,398	16,500	16,240
Total Current Assets	324,541	92,792	149,151

Fixed Assets
Interest in Mining Properties	100,000	100,000	100,000

Deposits	60	60	60

TOTAL ASSETS	$424,601	$192,852	$249,211

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$302,288	$325,263	$68,844

TOTAL LIABILITIES	$302,288	$325,263	$68,844

STOCKHOLDERS’ EQUITY
Common Stock $.01 Par Value, Authorized 10,000,000 Shares 6,012,361 Shares issued including shares in Treasury	$60,124	$60,124	$60,124
Paid-In Capital in excess of Par	83,810	83,810	83,810
Retained Earnings	(37,936)	(311,625)	12,019
Accumulated Other Comprehensive Income	16,420	35,385	24,519
Treasury Stock	(105)	(105)	(105)

TOTAL SHAREHOLDERS’ EQUITY	$122,313	$(132,411)	$180,367

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$424,601	$192,852	$249,211

See accompanying Notes and Accountant’s Compilation Report.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2015

CONSOLIDATED SATEMENTS OF INCOME, EXPENSE
AND RETAINED EARNINGS
FOR THE FISCAL YEARS ENDED MAY 31, 2015, 2014, 2013
(Unaudited)

INCOME	2015	2014	2013
Royalty Income	$556,911	$0	$0

TOTAL INCOME	$556,911	$0	$0

OPERATING EXPENSES
General and Administrative	$201,424	$173,479	$34,631
Professional Services	89,683	153,186	71,307
TOTAL OPERATING EXPENSES	$291,107	$326,665	$105,938

OTHER INCOME (EXPENSE)
Interest Expense	0	0	0
Interest and Dividend Income	3,080	7,408	4,865
Gain (Loss) on Sale of Marketable Securities	4,905	(3,943)	3,394
TOTAL OTHER INCOME	7,985	3,465	8,259

INCOME /(LOSS) BEFORE INCOME TAXES	$273,789	$(323,200)	$(97,679)

Provision for Income Taxes	100	444	133

NET INCOME (LOSS)	$273,689	$(323,644)	(97,812)

Retained Earnings Beginning of Year	$(311,625)	$12,019	$109,831

Retained Earnings End of Year	$(37,936)	$(311,625)	$12,019

Average Shares Outstanding During Period	6,012,361	6,012,361	6,012,361

NET GAIN (LOSS) PER SHARE	$0.0455	$(.0518)	$(.0163)

See accompanying Notes and Accountant’s Compilation Report.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2015

CONSOLIDATED SATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MAY 31, 2015, 2014, 2013
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	2015	2014	2013
Net Income/(Loss)	$273,689	$(323,644)	$(97,812)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Decrease in Prepaid Insurance	3,102	(260)	(16,240)
(Decrease) in Accounts Payable	(22,975)	256,419	68,844
Other	-	-	(1,464)
(Gain)/Loss on Other Equity Investments	(4,905)	3,943	(3,394)

Net Cash Provided/ (Used) by Operating Activities	248,911	(63,542)	(50,066)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Investment Securities	-	-	-
Proceeds from Sale of Investment Securities	32,552	53,839	55,283

Net Cash Provided/(Used) by Financing Activities	32,552	53,839	55,283

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided/(Used) by Financing Activities	-	-	-

Net Increase/(Decrease) in Cash	281,463	(9,703)	5,217

CASH - BEGINNING OF YEAR	$7,417	$17,120	$11,903

CASH - END OF YEAR	$288,880	$7,417	$17,120

SUPPLEMENTAL DISCLOSURES
Income Taxes Paid	-	444	133
Interest Paid	-	-	-

See accompanying Notes and Accountant’s Compilation Report.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2015

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

Deferred Income Taxes

Deferred income taxes are provided as a result of timing differences in reporting income for financial statement and tax purposes.  Currently no deferred income taxes payable (or receivable) is recognized.

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

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2015

Note 2 - Marketable Securities

Cost and fair value of marketable securities at May 31, are as follows:

	2015	2014	2013
Cost	$5,843	$33,490	$91,272
Fair Value	22,263	68,875	115,791
Total Gains in Accumulated Other Comprehensive Income	$16,420	$35,385	$24,519

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

A summary of capitalized costs of the above properties as of May 31, 2015, 2014, and 2013 follows:

	2015	2014	2013
Uranium	$100,000	$100,000	$100,000

Note 4 - General and Administrative Expense

General and administrative expenses for the years ended May 31, 2015, 2014, and 2013 follows:

	2015	2014	2013
Reports and Publications	$152	$4,707	$555
Professional	165,281	70,873	24,728
Office Expense and Travel	35,991	97,899	9,348
Total	$201,424	$173,479	$34,631

Note 5 - Income Taxes

Currently, no deferred income taxes payable (or receivable) are recognized as a result of timing differences; in reporting income for financial accounting and tax purposes.

As of May 31, 2015, Excalibur has loss carry forwards of approximately $400,000 for federal tax and state purposes and  that may be offset against future taxable income (expiring on various dates through 2027).  A deferred tax benefit has not been recognized in the accompanying balance sheet due to the uncertainty of any future taxable income.  In addition, deferred income taxes are not affected as a result of statutory percentage depletion deductions taken for tax purposes.

Note 6 – Litigation and Contingencies

Contingency liabilities include:

(A)	$100,000 in two payments of $50,000 each owed to Cliffs from production royalty on North Butte and Ruby Ranch properties under the 2009 Settlement Agreement, with payments to be made in 2015 and 2016.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2015

Note 7 - Operating Funds

Management has developed a plan to reduce or delay administrative costs to insure that Excalibur will continue to meet its obligations during the coming year.

In 2012, Excalibur entered into a Management Services Agreement with Meriden Engineering LLC (Meriden) to perform certain management and consulting services with respect to mine performance and progress and royalty payment determinations, among others.  Meriden has agreed to defer payments under this agreement until such a time that Excalibur has adequate funds.  At May 31, 2015, Meriden was owed $141,037.82.

In December 2013, Excalibur entered into Employment Agreements with its President/CEO and Secretary/Treasurer (the Officers) for base salaries totaling $12,250 per month.  At May 31, 2015, the Officers were owed $61,250.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer, in consultation with its administrative support company, Meriden Engineering LLC, evaluated its financial controls in fiscal year ending May 31, 2015, and made certain adjustments which are appropriate for a business the size of the Company.

The Chief Executive Officer and Chief Financial Officer recognize that the Company must improve its financial controls due to management’s expectation that during fiscal year 2016 the Company will receive significant royalty income.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2015

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

(a)(b) & (e)

Name	Age	Position
Jay R. Mackie	72	President, Chief Executive Officer, and Chairman of Board of Directors
Michael P. Johnson	59	Secretary, Treasurer, and Director
Alan E. Nugent	70	Director
John T. Morrow	72	Director
Howard W. Hilshorst	68	Director
Zachary A. Nugent	33	Director

Jay R. Mackie,President and Chief Executive Officer, Chairman of the Board of Directors

Mr. Mackie was elected to the Board of Directors and appointed to these positions in 2012.  He graduated from St. Olaf College (B.A., 1964) and has 50 years of mining related experience in areas of exploration, mine engineering, mine operations, automated mine and maintenance systems, IT systems, marketing and greenfield project development.  Employed by Reserve Mining Company in engineering and operations departments (1964-1986), Caterpillar Venture Corp. 1987 as a field engineer in area of automated mining and maintenance management systems, self-employed mining/management consultant 1988 to present, Cyprus Northshore Mining as Mine Manager (1989-1994), Cliffs Northshore Mining (1994-1997) as Mine Manager, Cleveland-Cliffs (1997-2002) as Manager of Special Projects and market development, Bending Lake Iron Corp. (2006-2009) as Project Manager, and Bending Lake Iron Group Ltd. (2009-2012) as Chief Operating Officer and Director.  Jay is a member of the Society for Mining, Metallurgy and Exploration (SME) and Canadian Institute of Mining (CIM).

Michael P. Johnson, Secretary and Treasurer, Director

Mr. Johnson was elected to serve in these positions in 2012.  He graduated with a B.S. in Electrical Engineering from Lehigh University and was granted his Professional Engineers License in 1981.  He has worked in the natural resource industry for 37 years; 25 years with Pickands Mather and Cleveland-Cliffs and 11 years for various engineering firms and junior miners as an independent consultant.  Mr. Johnson is a long standing member of the Society for Mining, Metallurgy and Exploration (SME) and a member of the Canadian Institute of Mining (CIM).

Alan E. Nugent, Director

Mr. Nugent is a partner and founder of the Salt Lake City based The Foresight Group LLC.  He has been actively engaged in the financial services industry for 38 years, licensed and doing business in eight states.  Mr. Nugent obtained his B.S. Degree in Geography from the University of Utah in 1968.

John T. Morrow, Director

Mr. Morrow was elected to the Board in 2010.  He is a CPA and private investor.  He served at the Chicago office of the Securities and Exchange Commission from 1987 through 2006.  Mr. Morrow attended Loyola University Chicago to obtain an Accounting degree and has worked for Arthur Anderson, American Cyanamid, Touche Ross, a Wall Street bank subsidiary of CIT, and was Audit Manager of an industrial gas subsidiary of Houston Natural Gas.  He also served 27 years in the Navy/Army Reserves.

Howard W. Hilshorst, Director

Mr. Hilshorst has Bachelor (1970) and Master (1972) Degrees in Metallurgical Engineering from Michigan Technological University, and has more than 40 years of leadership experience in the mining industry.  He is currently an independent management consultant.  He most recently served as President and CEO of Encore Natural Resources from 2012 to May 1, 2015.  From 2009 to 2012, he served as President and CEO of Superior Mineral Resources.  His past positions include Executive Vice President of Minnesota Steel Industries LLC and President and CEO of EVTAC Mining, a 5 million ton iron ore mining and pellet plant operation in northeastern Minnesota.  Mr. Hilshorst has also held various management positions at three other iron ore mines in northeastern Minnesota, as well as copper producing mines in Michigan and Arizona. He is a member of the Society for Mining, Metallurgy and Exploration (SME).

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2015

Zachary A. Nugent, Director

On May 18, 2015, the Company’s Board selected Zachary Nugent to serve as a director.  Mr. Nugent is the Chief Executive Officer of Scalar Group, Inc, where he manages the day-to-day operations of the firm. Prior to joining Scalar Group, Inc., Mr. Nugent was the President and Chief Executive Officer of America Home Today. Prior to joining America Home Today, Mr. Nugent was the Director of Marketing for Foresight Wealth Management. Mr. Nugent began his career at Cardinal Health in their Presource Products Division. Mr. Nugent has a B.S. in Economics from the University of Utah.

(c)	Excalibur has two employees, Jay R. Mackie and Michael P. Johnson.

(d)	Director Zachary A. Nugent is the son of Director Alan E. Nugent.

(f)
We are not aware of any of our executive officers or directors being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401 of Regulation S-A with the exception of the following matter:

●
Jay R. Mackie was a Director and Chief Operating Officer of Bending Lake Iron Group Ltd., an Ontario, Canada, corporation (“Bending Lake Iron”), during 2009 and until his resignation on December 20, 2012.  Bending Lake Iron was engaged in the development of an iron mine in Ontario, Canada.  A request for the appointment of a receiver was brought by 2430177 Ontario Inc. which holds a mortgage and security interest upon certain of the assets of Bending Lake Iron and on September 11, 2014, a receiver was appointed for Bending Lake Iron by the Ontario Superior Court of Justice appointing A.  Farber & Partners Inc., a receiver of all of the assets, undertakings and properties of Bending Lake Iron Group Ltd. in accordance with Section 243(1) of the Bankruptcy and Insolvency Act, R.S.C. 1985, c. B-3, as amended in Section 101 of the Courts of Justice Act, R.S.O. 1990, c. C.43 as amended.

Item 11.  Executive Compensation.

The Company has two employees.

Directors and Officers Compensation Summary
Name and Principal Position	Year	Stock Awards (no market value, value established at par of $0.01)	Warrant Awards1 (no market value, value established at par $0.01 per share)	All Other Compensation	Total
Jay R. Mackie, CEO, Director	2013	2,500	25,000 @ strike price $1.00 per share	-	$275
	2014	-	-	$11,000/month2	$132,000/year
	2015	-	-	$11,000/month2	$132,000/year
Michael P. Johnson,	2013	2,500	25,000 @ strike price $1.00 per share	-	$275
Secretary/Treasurer, Director	2014	-	-	$1,250/month2	$15,000/year
	2015	-	-	$1,250/month2	$15,000/year
John T. Morrow, Director	2013	2,500	25,000 @ strike price $1.00 per share	-	$275
Alan E. Nugent, Director	2013	2,500	25,000 @ strike price $1.00 per share	-	$275
Howard W. Hilshorst, Director	2013	2,500	25,000 @ strike price $1.00 per share	-	$275
Zachary A. Nugent, Director	2015	-	-	-	-

Notes:

1	May not be exercised until Excalibur stock is tradable in a broker transaction.

2	2014 compensation was paid on May 15, 2015, and 2015 compensation is deferred to December 15, 2015. As of May 31, 2015, Jay R.Mackie is owed $ $55,000 and Michael P. Johnson is owed $6,250.

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

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2015

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           Security Ownership of Certain Beneficial Owners:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership1	Percent of class
Common	Joseph P. Hubert	1,179,000 Direct	19.61
	1800 Lakeview Drive
	Duluth, MN 55803

Common	Alan E. Nugent	1,447,328 Direct3	24.07
	1900 E 5685 S
	Salt Lake City, UT 84121

Common	Service Credit Corporation	300,000 Direct	4.99
	377 North Main Street
	Layton, UT 84041

(b)           Security Ownership of Management

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership1,2	Percent of class
Common	Jay R. Mackie	12,500 Direct	0.21
Common	Michael P. Johnson	2, 500 Direct	0.04
Common	Alan E. Nugent	1,447,328 Direct3	24.07
Common	John T. Morrow	2,500 Direct	0.04
Common	Howard W. Hilshorst	2,500 Direct	0.04
Common	Zachary A. Nugent	-	-

1
Information as to beneficial ownership is based upon statements furnished by each Director.  Information with such ownership rests peculiarly within their knowledge and the registrant disclaims responsibility for the accuracy and completeness thereof.

2	Does not include warrants to purchase common stock of the Company as shown in Item 11, Executive Compensation..

3	Includes 24,000 shares held by Alan E. Nugent’s wife.

(c)           Changes in Control:

No arrangements are known to registrant which may at a subsequent date result in a change in control of the registrant.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2015

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

Tax Fees

Annual tax return preparation:
2014 - $1,347.05
2013 - $1,208.50

All Other Fees

Financial statement compilation:
2014 - $1,923.25
2013 - $2,577.75

In 2015, Excalibur designated an Audit Committee, Nominating Committee and Compensation Committee.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2015

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	1.	Unaudited Consolidated Financial Statements for the fiscal years ended May 31, 2015, 2014, and 2013, including:

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
May 31, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Excalibur Industries

By:	/s/ Jay R. Mackie	August 28, 2015
	Jay R. Mackie	Date
President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael P. Johnson	August 28, 2015
	Michael P. Johnson	Date
Secretary and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:	/s/ Jay R. Mackie	August 28, 2015
	Jay R. Mackie, Director	Date

By:	/s/ Michael P. Johnson	August 28, 2015
	Michael P. Johnson, Director	Date

By:	/s/ John T. Morrow	August 28, 2015
	John T. Morrow, Director	Date

By:	/s/ Alan E.Nugent	August 28, 2015
	Alan E. Nugent, Director	Date

The above signatures constitute a majority of the Board members.

EXCALIBUR INDUSTRIES
Form 10-K
May 31, 2015

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