Form 10-Q
period 2015-08-31
EXCALIBUR INDUSTRIES
filed 2015-10-06
CIK 201779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 31, 2015

or

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

Non-accelerated filer   ☐(Do not check if a smaller reporting company)                          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

Number of shares of issuer’s common stock outstanding at February 28, 2015:  6,012,361

EXCALIBUR INDUSTRIES
Form 10-Q
August 31, 2015

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	For the Period Ended:
CURRENT ASSETS	Aug. 31, 2015	May 31, 2015
Cash and Cash Equivalents	$359,571	$288,880
Marketable Securities	16,986	22,263
Total Prepaid Insurance	6,699	13,398
Total Current Assets	383,256	324,541

Fixed Assets
Interest in Mining Properties	100,000	100,000

Deposits	60	60

TOTAL ASSETS	$483,316	$424,601

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts Payable	$189,038	$302,288

TOTAL LIABILITIES	$189,038	$302,288

STOCKHOLDERS’ EQUITY
Common Stock $.01 Par Value, Authorized 10,000,000 Shares 6,012,361 Shares issued including shares in Treasury	60,124	60,124
Paid-In Capital in excess of Par	83,810	83,810
Retained Earnings	134,029	(37,936)
Accumulated Other Comprehensive Income	16,420	16,420
Treasury Stock	(105)	(105)

TOTAL SHAREHOLDERS’EQUITY	$294,278	$122,313

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$483,316	$424,601

See accompanying Notes.

EXCALIBUR INDUSTRIES
Form 10-Q
August 31, 2015

CONSOLIDATED SATEMENTS OF INCOME, EXPENSE
AND RETAINED EARNINGS
FOR THE FISCAL QUARTERS ENDED
(Unaudited)

INCOME	Aug. 31, 2015	Aug. 31, 2014
Royalty Income	$326,688	$0

TOTAL INCOME	$326,688	$0

OPERATING EXPENSES
General and Administrative	$132,263	$67,123
Professional Services	22,916	3,847
Property, Payroll and Other Taxes	0	100
TOTAL OPERATING EXPENSES	$155,179	$71,070

OTHER INCOME/(EXPENSE)
Interest Expense	$0	$0
Interest and Dividend Income	456	1,108
Gain/(Loss) on Sale of Marketable Securities	0	5,710

TOTAL OTHER INCOME	$456	$6,818

NET INCOME/(LOSS)	$171,965	(64,252)

Retained Earnings Beginning of Period	(37,936)	(311,625)

Retained Earnings End of Period	134,029	(375,877)

Average Shares Outstanding During Period	6,012,361	6,012,361

NET GAIN/(LOSS) PER SHARE	$0.02860	$(0.01069)

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

Note 3 - Operating Funds
For the past several years, administrative costs have been defrayed under a plan developed by management to insure that Excalibur would continue to meet its obligations until the anticipated royalty income stream was realized.  As part of that plan, Excalibur entered in to a Management Services Agreement with Meriden Engineering LLC (“Meriden”) in 2012 to perform certain management and consulting services with respect to mine performance and progress and royalty payment determinations, among others.  Meriden has agreed to defer payments under this agreement until such a time that Excalibur has adequate funds.  As of August 31, 2015, Meriden was owed $91,037.82.  With the onset of the royalty income stream in the first quarter of 2015, Excalibur now expects to liquidate the accumulated debt owed to Meriden by February 2016, and Meriden’s management fee will be 5% of the gross royalty revenue received by the Company.  Extraordinary events or issues beyond the scope of the budget will be negotiated between Meriden and the Company as additional compensation.  In addition,

EXCALIBUR INDUSTRIES
Form 10-Q
August 31, 2015

as an incentive, 5% of actual gross increase in the Company’s consolidated revenues during each calendar year from all sources other than royalties shall be paid to Meriden.  In the event the Company is sold, all deferred compensation will be paid in full, and in addition, a one-time termination fee in the amount of $250,000 will be paid to Meriden.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to, statements regarding estimation of uranium production and pricing, which are based on information from the uranium producers who are planning to produce uranium from lands in which the Company holds a royalty interest.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of uranium prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Excalibur’s actual results and performance, see “Risk Factors” set forth on pages 4 and 5 of Excalibur’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015.  Excalibur undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended May 31, 2015 for a full understanding of the Company’s financial position.

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

Current Activity

Excalibur’s uranium position in the Powder River Basin is maintained by royalty agreements held by Excalibur with two uranium producers, Energy Fuels, Inc., which acquired Uranerz Energy Corporation in June 2015 (“Energy Fuels”) and Cameco Corporation (“Cameco”).

With the acquisition of Uranerz Energy Corporation, Energy Fuels now operates the uranium processing facility at the Nichols Ranch property, in which Excalibur holds a royalty interest (6% or 8% depending on the spot price of uranium).  The Nichols Ranch facility was commissioned in April 2014, and uranium production began in June 2014.  Energy Fuels/Uranerz produced a total of 58,073 pounds of uranium concentrate (“yellowcake”) from the Nichols Ranch in the second calendar quarter of 2015, resulting in a royalty payment of $128,225.18.  Production from the Nichols Ranch is expected to be about 377,000 pounds in 2015.  The timing and amount of production by Uranez are subject to change and beyond the control of Excalibur.

Cameco continues uranium production from its facility at the North Butte property, in which Excalibur holds a 4% royalty interest.  The royalty to be paid to Excalibur is based on Cameco’s quarterly average realized uranium price as reported in Cameco’s filings with the Securities and Exchange Commission.  Cameco produced 106,540.2 pounds of uranium concentrate

EXCALIBUR INDUSTRIES
Form 10-Q
August 31, 2015

from the North Butte in the second calendar quarter of 2015, resulting in a royalty payment of $198,463.08. Cameco is expected to produce about 329,000 pounds of uranium concentrate from the North Butte in 2015.  Again, the timing and amount of production reported by Cameco are subject to change and are beyond the control of Excalibur.

Excalibur owes $100,000.00 to Cliffs Natural Resources under a 2009 Settlement Agreement and Release.  This obligation will be repaid in two annual installments of $50,000.00 beginning in December 2015.

Executive Compensation.  Jay R. Mackie, Excalibur’s President and CEO, is compensated at the rate of $11,000.00 per month, and Michael P. Johnson, Excalibur’s Secretary and Treasurer, is compensated at the rate of $1,250.00 per month.  All 2015 executive compensation is deferred until December 15, 2015.  As of August 31, 2015, $88,000.00 was owed to Mr. Mackie and $10,000 .00 was owed to Mr. Johnson for 2015 compensation.

Severance Pay.  Severance  payments of $300,000.00 to Excalibur’s former president, Joseph P. Hubert, and $100,000.00 to Excalibur’s former secretary/treasurer, Marguerite Emanuel, were approved by the Board of Directors  in 2013.   These severance payments are deferred until the Company’s financial position allows payment.  As of August 31, 2015, $250,000.00 is owed to Mr. Hubert and $85,000.00 was owed to Ms. Emanuel.  This obligation is expected to be satisfied by February 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

During the most recently completed fiscal quarter ended August 31, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

EXCALIBUR INDUSTRIES
Form 10-Q
August 31, 2015

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

	Registrant	Excalibur Industries

October 6, 2015	By:	/s/ Jay R.Mackie
Date		Jay R. Mackie
President, Chief Executive Officer (Principal Executive Officer)

October 6, 2015	By:	/s/ Michael P. Johnson
Date		Michael P. Johnson
Secretary and Treasurer (Principal Financial Officer)