Form 10-Q
period 2016-02-29
EXCALIBUR INDUSTRIES
filed 2016-03-28
CIK 201779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________

Commission file number 1-7602

Excalibur Industries
(Exact name of registrant as specified in its charter)

Utah	87-0292122
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 650, Hibbing, Minnesota	55746
(Address or principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

Number of shares of issuer’s common stock outstanding at February 29, 2016:  6,012,361

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEET
(Audited)

	For the Period Ended:
CURRENT ASSETS	Feb. 29, 2016	Nov. 30, 2015
Cash and Cash Equivalents	$109,023	$481,868
Marketable Securities	10,784	13,541
Total Prepaid Insurance	20,097	26,796
Total Prepaid Income Tax	62,500	0
Accounts Receivable	160,000	229,625
Total Current Assets	$362,404	$751,830

Fixed Assets
Interest in Mining Properties	70,925	72,020

Deposits	60	60

TOTAL ASSETS	$433,389	$823,910

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts Payable	$51,180	$607,979

TOTAL LIABILITIES	$51,180	$607,979

STOCKHOLDERS’ EQUITY
Common Stock $.01 Par Value, Authorized 10,000,000 Shares 6,012,361 Shares issued including shares in Treasury	60,124	60,124
Paid-In Capital in excess of Par	121,875	121,875
Retained Earnings	183,895	17,617
Accumulated Other Comprehensive Income	16,420	16,420
Treasury Stock	(105)	(105)

TOTAL SHAREHOLDERS’EQUITY	$382,209	$215,931

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$433,389	$823,910

See accompanying Notes.

CONSOLIDATED SATEMENTS OF INCOME, EXPENSE
AND RETAINED EARNINGS
FOR THE FISCAL QUARTERS ENDED
(Audited)

INCOME	Feb. 29, 2016	Feb. 28, 2015
Royalty Income	$285,575	$312,327

TOTAL INCOME	$285,575	$312,327

OPERATING EXPENSES
General and Administrative	$48,422	$47,657
Professional Services	68,144	25,503
Property, Payroll and Other Taxes	0	16,012
TOTAL OPERATING EXPENSES	$116,566	$89,172

OTHER INCOME/(EXPENSE)
Interest Expense	$0	$0
Interest and Dividend Income	26	417
Gain/(Loss) on Sale of Marketable Securities	(2,757)	(5,670)

TOTAL OTHER INCOME	$(2,731)	$(5,253)

NET INCOME/(LOSS)	166,278	217,902

Retained Earnings Beginning of Period	17,617	(813,254)

Retained Earnings End of Period	183,895	(595,352)

Average Shares Outstanding During Period	6,012,361	6,012,361

NET GAIN/(LOSS) PER SHARE	$0.03059	$(0.09902)

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

Note 2 - Mining Properties and Interests
Excalibur and its subsidiary, Mountain West Mines, Inc., hold various mineral rights interests that are carried at a gross reporting value of $100,000 and depletion of $29,075 for a net mineral rights value of $70,925.

Note 3 - Operating Funds
Excalibur entered in to a Management Services Agreement with Meriden Engineering LLC (“Meriden”) in 2012 to perform certain management and consulting services with respect to mine performance and progress and royalty payment determinations, among others.  Meriden’s management fee is 5% of the gross royalty revenue received by the Company.  Extraordinary events or issues beyond the scope of the budget will be negotiated between Meriden and the Company as additional compensation.  In addition, as an incentive, 5% of actual gross increase in the Company’s consolidated revenues during each calendar year from all sources other than royalties shall be paid to Meriden.  In the event the Company is sold, a one-time termination fee in the amount of $250,000 will be paid to Meriden.

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

Current Activity

Excalibur’s uranium position in the Powder River Basin is maintained by royalty agreements held by Excalibur with two uranium producers, Energy Fuels, Inc., which acquired Uranerz Energy Corporation in June 2015 (“Energy Fuels”), and Cameco Corporation (“Cameco”).

With the acquisition of Uranerz Energy Corporation, Energy Fuels now operates the uranium processing facility at the Nichols Ranch property, in which Excalibur holds a royalty interest (6% or 8% depending on the spot price of uranium).  The Nichols Ranch facility was commissioned in April 2014, and uranium production began in June 2014.  Energy Fuels/Uranerz produced a total of 83,326.0 pounds of uranium concentrate (“yellowcake”) from the Nichols Ranch in the fourth calendar quarter of 2015, resulting in a royalty payment of $180,334.13.  Production from the Nichols Ranch in calendar year 2015 was about 280,000 pounds.  Energy Fuels has announced that it is increasing production at Nichols Ranch in 2016 with additional header houses scheduled to come online in March and July.  The timing and amount of production by Energy Fuels/Uranez are subject to change and beyond the control of Excalibur.

Cameco continues uranium production from its facility at the North Butte property, in which Excalibur holds a 4% royalty interest.  The royalty to be paid to Excalibur is based on Cameco’s quarterly average realized uranium price as reported in Cameco’s filings with the Securities and Exchange Commission.  Cameco produced 94,298.6 pounds of uranium concentrate from the North Butte in the fourth calendar quarter of 2015, resulting in a royalty payment of $174,867.32.  Cameco produced about 405,000 pounds of uranium concentrate from the North Butte in 2015.  Cameco’s production outlook is for a decreased in production in 2016.  Again, the timing and amount of production reported by Cameco are subject to change and are beyond the control of Excalibur.

Excalibur owed $100,000 to Cliffs Natural Resources under a 2009 Settlement Agreement and Release.  A payment of $50,000 was made in December 2015, and the final installment of $50,000 is expected to be made in December 2016.

Executive Compensation.  Effective January 1, 2016, Jay R. Mackie, Excalibur’s President and CEO, is compensated at the rate of $8,000 per month plus restrictive stock with a total aggregate market value of approximately $40,000 annually, paid quarterly, and Michael P. Johnson, Excalibur’s Secretary and Treasurer, is compensated at the rate of $1,250 per month.  Beginning January 1, 1016, all Board members will be compensated $2,500 annually plus restrictive stock with a total aggregate fair market value of approximately $1,500 annually, paid quarterly.

Severance Pay.  In February 2016, the final installments to satisfy the severance obligation of $300,000 to Excalibur’s former president, Joseph P. Hubert, and $100,000 to Excalibur’s former secretary/treasurer, Marguerite Emanuel were made.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

During the most recently completed fiscal quarter ended February 29, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Excalibur Industries

Date: March 28, 2016	By:	/s/ Jay R. Mackie
Jay R. Mackie
President, Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2016	By:	/s/ Michael P. Johnson
Michael P. Johnson
Secretary and Treasurer (Principal Financial Officer)