Form 10-K
period 2016-05-31
EXCALIBUR INDUSTRIES
filed 2016-08-17
CIK 201779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    May 31, 2016

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

Registrantís telephone number, including area code (218) 262-6127

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of May 31, 2016, and as of the date of this report, there has been no bid or asked prices available, nor has there been any market for or trading of the Company’s stock for many years.

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

Excalibur’s uranium position in the Powder River Basin is maintained by royalty agreements held by Excalibur and Mountain West with uranium producers. Uranium production on the North Butte property began in July 2013 and on the Nichols Ranch property in June 2014. Excalibur is receiving royalty income from both operations.

The current Excalibur officers are Jay R. Mackie, President and Chief Executive Officer; and Michael P. Johnson, Secretary/Treasurer. The Board of Directors is made up of Jay R. Mackie, Chairman, Howard W. Hilshorst, Michael P. Johnson, John T. Morrow, Alan E. Nugent, Zachary A. Nugent, and Bruce H. Sederberg.

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

Cliffs subsequently sold its rights to recover Excalibur’s advance royalty credit of $1,319,286.60 to Uranerz USA. The right of recovery was acquired by Pathfinder and was repaid in 1Q 2015 via recovery of royalty from North Butte production.

The Cliffs Option and Agreements have been the basis for extended litigation between Mountain West and Cliffs. Under the terms of a 2009 Settlement Agreement, Excalibur is to pay Cliffs $100,000.00 in two annual payments of $50,000.00 each from royalty proceeds from the North Butte and Ruby Ranch properties now under lease to Cameco. The first installment is was paid in December 2015 and the second is planned for December 2016.

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

2.
Excalibur holds a royalty interest in approximately 14,000 acres of mineral properties held by Uranerz Energy Corporation (“Uranerz”), including properties known as Nichols Ranch, Hank, Niles Ranch, Willow Creek, Verna Ann, and Doughstick under a 2005 agreement. Under the agreement, Excalibur will receive royalty payments based on the spot price of yellowcake (U3O8) as reported by Ux per calendar quarter. If the average spot price of uranium for any calendar quarter is $45.00 per pound or less, the royalty rate is 6%, and if the average sport price is $45.01 per pound or higher, the royalty rate is 8%. Energy Fuels acquired Uranerz in July 2015 and Uranerz is now a wholly owned subsidiary of Energy Fuels.

3.
Mountain West holds a royalty interest in mining claims from an August 22, 1973 Mining Deed (Part I and II) between Mountain West and American Nuclear Corporation (“ANC”), which reserved a 2.5% royalty interest to Mountain West. The project became part of a joint venture between ANC and the Tennessee Valley Authority (“TVA”). This project area was known as Brown-TVA. At public auction in 1991, ANC/TVA sold this project, along with their entire holdings, to General Atomic. In 1992, General Atomic sold this same project to Pathfinder. On June 11, 1999, Pathfinder (Cogema) acknowledged ownership, with 2.5% royalty obligation to Mountain West. In 2001, Pathfinder sold the Brown deposit to Power Resources (Cameco). Excalibur retains a 2.5% royalty from the ANC contract.

Cameco produced 404,782.9 pounds of yellowcake from the North Butte property in calendar year 2015 and 93,312.5 pounds in the first quarter of 2016. In April 2016, Cameco announced that it would be curtailing production at its U.S. uranium operations in response to market conditions. Future production is difficult to estimate. The timing and amount of production reported by Cameco are subject to change and are beyond the control of the Company. Excalibur received royalty payments from Cameco totaling $728,375.78 for calendar year 2015 and $157,586.15 for the first quarter of 2016.
Uranerz produced 278,710.0 pounds of yellowcake from the Nichols Ranch property in calendar year 2015 and 42,352.0 pounds in the first calendar quarter of 2016. Future production is difficult to estimate. The timing and amount of production reported by Uranerz are subject to change and are beyond the control of the Company. Excalibur received royalty payments from Uranerz totaling $614,480.10 for calendar year 2015 and $ 99,996.53 for the first quarter of 2016.

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

The Company has not repurchased any of its securities.

Item 6. Selected Audited Financial Data.
	2016	2015	2014
Total Revenues	$1,252,755	$1,433,761	$949,025

Total Operating Expenses	505,331	350,702	723,405
Income/(Loss) from Operations	747,424	1,083,059	225,620

Other Income (Expense)	(536)	7,985	3,465
Income/(Loss) Before Income Taxes	746,888	1,091,044	229,085

Provision for Income Taxes	-	100	444

Net Income/(Loss) Before Extraordinary Gain	746,888	1,090,944	228,641

Extraordinary Gain	0	0	0

Net Income/(Loss)	746,888	1,090,944	228,641

Retained Earnings/Deficit) Beginning of Year	$(398,743)	$(1,489,687)	$(1,718,328)

Retained Earnings/(Deficit) End of Year	348,145	$(398,743)	$(1,489,687)

Average Shares of Common Stock Outstanding	6,012,361	6,012,361	6,012,361

Net Income/(Loss) Per Share of Common Stock	$0.12423	$0.18145	$0.03803

Total Assets - End of Year	$604,613	$619,630	$184,145

Long-Term Obligations	$0	$0	$0

Cash Dividends Declared Per Share of Common Stock	$0	$0	$0

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The Company’s administrative and leasehold affairs are managed by Meriden Engineering LLC, a Minnesota limited liability company, situated in Hibbing, Minnesota (“Meriden”). Meriden’s management fee is 5% of the gross royalty revenue received by the Company. Extraordinary events or issues beyond the scope of the budget will be negotiated between Meriden and the Company as additional compensation. In addition, Meriden shall be paid 5% of actual gross increase in the Company’s consolidated revenues during each calendar year from all sources other than royalties. In the event the Company is sold, Meriden will receive a one-time termination fee of $250,000.
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
Item 8. Financial Statements and Supplementary Data.

Accounting Report
To the Board of Directors and Stockholders
Excalibur Industries

Included in this report are the consolidated balance sheets of Excalibur Industries (Corporation) and its wholly owned subsidiary, Mountain West Mines, Inc., as of May 31, 2016, 2015, and 2014, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended. The accompanying financial statements are in accordance with accounting principles generally accepted in the United States of America.

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

CONSOLIDATED BALANCE SHEETS
MAY 31, 2016, 2015, 2014
(Audited)

ASSETS	For the Period Ended:
CURRENT ASSETS	2016	2015	2014
Cash and Cash Equivalents	$276,094	$288,880	$7,417
Marketable Securities	13,663	22,263	68,875
Total Prepaid Insurance	13,397	13,398	16,500
Prepaid Taxes	63,500	0	0
Accounts Receivable	171,147	216,720	0
Total Current Assets	537,801	541,261	92,792

Fixed Assets
Interest in Mining Properties	66,752	78,309	91,293

Deposits	60	60	60

TOTAL ASSETS	$604,613	$619,630	$184,145

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$64,530	$820,059	$1,456,553

TOTAL LIABILITIES	$64,530	$820,059	$1,456,553

STOCKHOLDERS’ EQUITY
Common Stock $.01 Par Value, Authorized 10,000,000 Shares 6,012,361 Shares issued including shares in Treasury	$60,124	$60,124	$60,124
Paid-In Capital in excess of Par	121,875	121,875	121,875
Retained Earnings	348,145	(398,743)	(1,489,687)
Accumulated Other Comprehensive Income	10,044	16,420	35,385
Treasury Stock	(105)	(105)	(105)

TOTAL SHAREHOLDERS’ EQUITY	$540,083	$(200,429)	$(1,272,408)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$604,613	$619,630	$184,145

See accompanying Notes.

CONSOLIDATED SATEMENTS OF INCOME, EXPENSE
AND RETAINED EARNINGS
FOR THE FISCAL YEARS ENDED MAY 31, 2016, 2015, 2014
(Audited)

INCOME	2016	2015	2014
Royalty Income	$1,252,755	$1,433,761	$949,025

TOTAL INCOME	$1,252,755	$1,433,761	$949,025

OPERATING EXPENSES
General and Administrative	$317,831	$303,999	$620,715
Professional Services	187,500	46,703	102,690
TOTAL OPERATING EXPENSES	$505,331	$350,702	$723,405

OTHER INCOME (EXPENSE)
Interest Expense	0	0	0
Interest and Dividend Income	966	3,080	7,408
Gain (Loss) on Sale of Marketable Securities	(1,502)	4,905	(3,943)
TOTAL OTHER INCOME	(536)	7,985	3,465

INCOME /(LOSS) BEFORE INCOME TAXES	$746,888	$1,091,044	$229,085

Provision for Income Taxes	-	100	444

NET INCOME (LOSS)	$746,888	$1,090,944	$228,641

Retained Earnings Beginning of Year	$(398,743)	$(1,489,687)	$(1,718,328)

Retained Earnings End of Year	$348,145	$(398,743)	$(1,489,687)

Average Shares Outstanding During Period	6,012,361	6,012,361	6,012,361

NET GAIN (LOSS) PER SHARE	$0.12423	$0.18145	$0.03803

See accompanying Notes.

CONSOLIDATED SATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MAY 31, 2016, 2015, 2014
(Audited)

CASH FLOWS FROM OPERATING ACTIVITIES	2016	2015	2014
Net Income/(Loss)	$746,888	$1,090,944	$228,641
Operating Activity Adjustments:
Change in Depletion	11,556	12,983	8,708
Prepaid Insurance	0	3,102	(260)
Prepaid Taxes	(63,500)	0	0
(Increase)/Decrease in Accounts Receivable	45,573	(216,720)	0
(Gain)/Loss in Equity Investments	2,223	(4,905)	3,944
Increase/(Decrease) in Accounts Payable	(755,526)	(636,494)	(304,574)

Net Cash Provided by/(Used in) Operating Activities	(12,786)	248,910	(63,541)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Investment Securities	-	-	-
Proceeds from Sale of Investment Securities	0	32,553	53,839
Stock Issuance	-	-	-

Net Cash (Used in)/Provided by Financing Activities	0	32,553	53,839

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided by/(Used in) Financing Activities	0	0	0

Net Increase/(Decrease) in Cash	(12,786)	281,463	(9,702)

CASH - BEGINNING OF YEAR	$288,880	$7,417	$17,119

CASH - END OF YEAR	$276,094	$288,880	$7,417

SUPPLEMENTAL DISCLOSURES
Income Taxes Paid	-	100	444
Interest Paid	-	-	-

See accompanying Notes.

Notes to Consolidated Financial Statements
(Audited)

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

Mining Properties and Interests

Mining claims, leases, and royalty interests are stated at cost, unless in the judgment of the Directors a lesser amount is felt to be more appropriate due to a permanent decline in value. Depletion has been charged against income for financial statement purposes and is deducted for federal income tax purposes when allowable. The full carrying value is charged against income at the time of sale or disposition of an asset. If a perpetual overriding royalty is retained, the recorded costs of the asset are treated the same for financial statement purposes as for income tax purposes and are not reduced in value until production royalties are received.

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

Note 2 - Marketable Securities
Cost and fair value of marketable securities at May 31, are as follows:
	2016	2015	2014
Cost	$3,619	$5,843	$33,490
Fair Value	13,663	22,263	68,875
Total Gains in Accumulated Other Comprehensive Income	$10,044	$16,420	$35,385

Note 3 - Mining Properties and Interests
Uranium
Excalibur owns various royalty and other interests in patented and unpatented lode mining claims and mineral leased acreage located in the Powder River Basin, Johnson and Campbell Counties, Wyoming. These properties were assigned a value of $347,032 following the acquisition of Mountain West by Excalibur. Various acreages have been dropped during past years as such acreage was determined to be of no value. The capitalized costs of these properties have been reallocated to the remaining acreage still retained by Excalibur. The Board of Directors determined that a more realistic value should be placed on the books and elected to reduce the reporting value for financial statement purposes by $247,032.
A summary of capitalized costs of the above properties as of May 31, 2016, 2015, and 2014 follows:
	2016	2015	2014
Uranium Interests	$100,000	$100,000	$100,000
Accumulated Depreciation	(33,248)	(21,691)	(8,708)
Net Uranium Interests	$66,752	$78,309	$91,292

Note 4 - General and Administrative Expense
General and administrative expenses for the years ended May 31, 2016, 2015, and 2014 follows:
	2016	2015	2014
Reports and Publications	$663	$152	$4,707
Professional	187,500	46,703	102,690
Office Expense and Travel	149,922	154,206	69,606
Total	$338,085	$201,061	$177,003

Note 5 - Income Taxes

As of May 31, 2016, Excalibur has loss carry forwards of approximately $233,000 for federal tax and state purposes and that may be offset against future taxable income (expiring on various dates through 2027). Deferred income taxes are not affected as a result of statutory percentage depletion deductions taken for tax purposes.

Note 6 – Litigation and Contingencies

Contingency liabilities include:
(A) The final installment of $50,000 owed to Cliffs from production royalty on North Butte and Ruby Ranch properties under the 2009 Settlement Agreement, with payment to be made in December 2016.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer, in consultation with its administrative support company, Meriden Engineering LLC, evaluated its financial controls in fiscal year ending May 31, 2016, and made certain adjustments which are appropriate for a business the size of the Company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)(b) & (e)

Name	Age	Position
Jay R. Mackie	73	President, Chief Executive Officer, and Chairman of Board of Directors
Michael P. Johnson	60	Secretary, Treasurer, and Director
Alan E. Nugent	71	Director
John T. Morrow	73	Director
Howard W. Hilshorst	69	Director
Zachary A. Nugent	34	Director
Bruce H. Sederberg	61	Director

Jay R. Mackie,President and Chief Executive Officer, Chairman of the Board of Directors

Mr. Mackie was elected to the Board of Directors and appointed to these positions in 2012. He graduated from St. Olaf College (B.A., 1964) and has over 50 years of mining related experience in areas of exploration, mine engineering, mine operations, automated mine and maintenance systems, IT systems, marketing and greenfield project development. Employed by Reserve Mining Company in engineering and operations departments (1964-1986), Caterpillar Venture Corp. 1987 as a field engineer in area of automated mining and maintenance management systems, self-employed mining/management consultant 1988 to present, Cyprus Northshore Mining as Mine Manager (1989-1994), Cliffs Northshore Mining (1994-1997) as Mine Manager, Cleveland-Cliffs (1997-2002) as Manager of Special Projects and market development, Bending Lake Iron Corp. (2006-2009) as Project Manager, and Bending Lake Iron Group Ltd. (2009-2012) as Chief Operating Officer and Director. Jay is a member of the Society for Mining, Metallurgy and Exploration (SME) and Canadian Institute of Mining (CIM).

Michael P. Johnson, Secretary and Treasurer, Director

Mr. Johnson was elected to serve in these positions in 2012. He graduated with a B.S. in Electrical Engineering from Lehigh University and was granted his Professional Engineers License in 1981. He has worked in the natural resource industry for 38 years; initially in coal and iron ore and most recently for various engineering firms and junior miners as an independent consultant. Mr. Johnson is a long standing member of the Society for Mining, Metallurgy and Exploration (SME).

Alan E. Nugent, Director

Mr. Nugent is a partner and founder of the Salt Lake City based The Foresight Group LLC. He has been actively engaged in the financial services industry for 42 years, licensed and doing business in eight states. Mr. Nugent obtained his B.S. Degree in Geography from the University of Utah in 1968.

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

Howard W. Hilshorst, Director

Mr. Hilshorst was elected to the Board in 2013. He has Bachelor (1970) and Master (1972) Degrees in Metallurgical Engineering from Michigan Technological University, and has more than 40 years of leadership experience in the mining industry. Most recently he served as President and CEO of Encore Natural Resources from 2012 to May 1, 2015. From 2009 to 2012, he served as President and CEO of Superior Mineral Resources. His past positions include Executive Vice President of Minnesota Steel Industries LLC and President and CEO of EVTAC Mining, a 5 million ton iron ore mining and pellet plant operation in northeastern Minnesota. Mr. Hilshorst has also held various management positions at three other iron ore mines in northeastern Minnesota, as well as copper producing mines in Michigan and Arizona. He is a member of the Society for Mining, Metallurgy and Exploration (SME).

Zachary A. Nugent, Director

Zachary (Zak) Nugent was elected to the Board in 2015. He is the Chief Executive Officer of Scalar Group, Inc., where he manages the day-to-day operations of the firm. Zak has been involved in all phases of the firm’s development since joining in 2009. He has overseen more than 2,000 valuation engagements for tax, financial reporting, transaction advisory, and litigation consulting purposes. Zak has provided valuation consulting to management teams and boards of directors for deferred compensation, purchase price accounting, mergers and acquisitions, capital fund raising, secondary transactions, equity buybacks, shareholder disputes, and succession planning. Zak received his B.S. in Economics from the Utah.

Bruce H. Sederberg, Director

Mr. Sederberg has a B.A. in Business from the University of Minnesota and has owned/operated H. Christiansen Co. since 1978.

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

Item 11. Executive Compensation.

The Company has two employees.

Directors and Officers Compensation Summary
Name and Principal Position	Calendar Year	Stock Awards	Warrant Awards	Cash Compensation
Jay R. Mackie, CEO, Director	2015	-	-	$132,000
	20161	$40,375	-	$103,625
Michael P. Johnson, Secretary/Treasurer, Director	2015	-	-	$15,000
	20161	$375	-	$18,625
John T. Morrow, Director	2015	-	-	-
	20161	$375	-	$3,625
Alan E. Nugent, Director	2015	-	-	-
	20161	$375	-	$3,625
Howard W. Hilshorst, Director	2015	-	-	-
	20161	$375	-	$3,625
Zachary A. Nugent, Director	2015	-	25,000 @ strike price $0.72 per share	-
	20161	$375	-	$3,625
Bruce H. Sederberg, Director	2015	-	25,000 @ strike price $0.72 per share	-
	20161	$375	-	$3,625

1Projected for the full calendar year

Notes:

Jay R. Mackie is entitled to the following payments under his November 30, 2015, Employment Agreement, as amended, in the event he is terminated by the Company without cause or by death or disability which includes (i) unpaid base salary through the date of termination provided if such base salary is deferred, such base salary shall remain payable only upon the authorized date of payment under the deferral, (ii) as severance, $24,000, payable in three equal monthly installments of $8,000 each, with the first of such payments being paid in the month immediately following the event of termination, and (iii) any unpaid reimbursable expenses outstanding as of the date of termination. The severance payments and benefits are conditioned upon the Executive signing and not revoking a separation agreement that includes a general release that complies with state and federal law releasing the Company and its subsidiary and their respective successors and assigns, officers, managers, employees, agents, attorneys and representatives of any claims relating to the Executives employment or the termination thereof.

Michael P. Johnson is entitled to the following payments under his December 23, 2015 Employment Agreement, as amended, in the event he is terminated by the Company for any reason, which includes (i) unpaid base salary through the date of termination provided if such Base Salary is deferred, such Base Salary shall remain payable only upon the authorized date of payment under the deferral, and (ii) any unpaid reimbursable expenses outstanding as of the date of termination.

Severance Pay. The severance payments approved by the Board in 2013 of $300,000 to Joseph P. Hubert and $100,000 to Marguerite H. Emanuel have been paid in full.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)            Security Ownership of Certain Beneficial Owners as of May 31, 2016:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership1	Percent of class
Common	Joseph P. Hubert 1800 Lakeview Drive Duluth, MN 55803	1,179,000 Direct	19.61
Common	Alan E. Nugent 1900 E 5685 S Salt Lake City, UT 84121	1,447,328 Direct3	24.07
Common	Service Credit Corporation 377 North Main Street Layton, UT 84041	300,000 Direct	4.99

(b)            Security Ownership of Management as of May 31, 2016:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership1,2	Percent of class
Common	Jay R. Mackie	12,500 Direct	0.21
Common	Michael P. Johnson	2, 500 Direct	0.04
Common	Alan E. Nugent	1,447,328 Direct3	24.07
Common	John T. Morrow	2,500 Direct	0.04
Common	Howard W. Hilshorst	2,500 Direct	0.04
Common	Zachary A. Nugent	-	-
Common	Bruce H. Sederberg	-	-

1Information as to beneficial ownership is based upon statements furnished by each Director. Information with such ownership rests peculiarly within their knowledge and the registrant disclaims responsibility for the accuracy and completeness thereof.

2Does not include warrants to purchase common stock of the Company as shown in Item 11, Executive Compensation.

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
In February 2012, Excalibur contracted with SMR to manage Excalibur’s mineral lease and administrative affairs. Director Howard Hilshorst was employed by SMR until October 1, 2012, when he left SMR and became an independent management consultant.

Item 14. Principal Accounting Fees and Services.

Audit/Audit-Related Fees
2015 - $35,000.00
2014 - $35,000.00

Tax Fees
Annual tax return preparation:
2015 - $4,625.00
2014 - $1,347.05

All Other Fees
Financial statement compilation:
2015 - $2,045.00
2014 - $1,923.25

In 2016, Excalibur has a designated Audit Committee, Nominating Committee and Compensation Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1.	AICPA Audited Consolidated Financial Statements for the fiscal years ended May 31, 2016, 2015, and 2014, including:

(b)	(31)(1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(32)(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: Excalibur Industries

Date: August 17, 2016	By:	/s/ Jay R. Mackie
Jay R. Mackie
President, Chief Executive Officer (Principal Executive Officer)

Date: August 17, 2016	By:	/s/ Michael P. Johnson
Michael P. Johnson
Secretary and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Date: August 17, 2016	By:	/s/ Jay R. Mackie
Jay R. Mackie
Director

Date: August 17, 2016	By:	/s/ Michael P. Johnson
Michael P. Johnson
Director

Date: August 17, 2016	By:	/s/ John T. Morrow
John T. Morrow
Director

Date: August 17, 2016	By:	/s/ Alan E.Nugent
Alan E.Nugent
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