Form 10-Q
period 2016-08-31
EXCALIBUR INDUSTRIES
filed 2016-10-11
CIK 201779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

Number of shares of issuer’s common stock outstanding at August 31, 2016:  6,029,897

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED BALANCE SHEET
(Audited)

	For the Period Ended:
CURRENT ASSETS	Aug. 31, 2016	May 31, 2016
Cash and Cash Equivalents	$494,083	$276,094
Marketable Securities	16,692	13,663
Total Prepaid Insurance	6,699	13,397
Prepaid Taxes	68,500	63,500
Accounts Receivable	173,333	171,147
Total Current Assets	$759,307	$537,801

Fixed Assets
Interest in Mining Properties	63,536	66,752
Deferred Taxes	238,900	238,900
Deposits	60	60

TOTAL ASSETS	$1,061,803	$843,513

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts Payable	$50,200	$64,730

TOTAL LIABILITIES	$50,200	$64,730

STOCKHOLDERS’ EQUITY
Common Stock $.01 Par Value, Authorized 10,000,000 Shares 6,029,897 Shares issued including shares in Treasury	60,299	60,124
Paid-In Capital in excess of Par	121,875	121,875
Retained Earnings	821,714	589,069
Accumulated Other Comprehensive Income	7,820	7,820
Treasury Stock	(105)	(105)

TOTAL SHAREHOLDERS’EQUITY	$1,011,603	$778,783

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,061,803	$843,513

See accompanying Notes.

CONSOLIDATED SATEMENTS OF INCOME, EXPENSE
AND RETAINED EARNINGS
FOR THE FISCAL QUARTERS ENDED
(Audited)

INCOME	Aug. 31, 2016	Aug. 31, 2015
Royalty Income	$297,082	$348,816

TOTAL INCOME	$297,082	$348,816

OPERATING EXPENSES
General and Administrative	$41,040	$54,104
Professional Services	23,966	33,422
Property, Payroll and Other Taxes	0	0
TOTAL OPERATING EXPENSES	$65,006	$87,526

OTHER INCOME/(EXPENSE)
Interest Expense	$0	$0
Interest and Dividend Income	569	456
Gain/(Loss) on Sale of Marketable Securities	0	0

TOTAL OTHER INCOME	$569	$456

NET INCOME/(LOSS)	$232,645	$261,746

Retained Earnings Beginning of Period	589,069	(398,743)

Retained Earnings End of Period	821,714	(136,997)

Average Shares Outstanding During Period	6,029,897	6,012,361

NET GAIN/(LOSS) PER SHARE	$0.03858	$0.04353

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

Note 2 - Mining Properties and Interests
Excalibur and its subsidiary, Mountain West Mines, Inc., hold various mineral rights interests that are carried at a gross reporting value of $100,000 and depletion of $36,464 for a net mineral rights value of $63,536.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to, statements regarding estimation of uranium production and pricing, which are based on information from the uranium producers who are planning to produce uranium from lands in which the Company holds a royalty interest.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of uranium prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Excalibur’s actual results and performance, see “Risk Factors” set forth on page 3 of Excalibur’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016.  Excalibur undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended May 31, 2016 for a full understanding of the Company’s financial position.

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

With the acquisition of Uranerz Energy Corporation, Energy Fuels now operates the uranium processing facility at the Nichols Ranch property, in which Excalibur holds a royalty interest (6% or 8% depending on the spot price of uranium). The Nichols Ranch facility was commissioned in April 2014, and uranium production began in June 2014. Energy Fuels/Uranerz produced a total of 103,164.0 pounds of uranium concentrate (“yellowcake”) from the Nichols Ranch in the second calendar quarter of 2016, resulting in a royalty payment of $172,572.74. Production from the Nichols Ranch is difficult to estimate for the remainder of 2016 due to poor market conditions. The timing and amount of production by Uranez are subject to change and beyond the control of Excalibur.

Cameco continues uranium production from its facility at the North Butte property, in which Excalibur holds a 4% royalty interest. The royalty to be paid to Excalibur is based on Cameco’s quarterly average realized uranium price as reported in Cameco’s filings with the Securities and Exchange Commission. Cameco produced 71,288.8 pounds of uranium concentrate from the North Butte in the second calendar quarter of 2016, resulting in a royalty payment of $122,322.34. In April 2016, Cameco announced that it would be curtailing production at its U.S. uranium operations in response to market conditions. Future production is difficult to estimate. Again, the timing and amount of production reported by Cameco are subject to change and are beyond the control of Excalibur.

The final installment of $50,000 owed to Cliffs Natural Resources from production royalty on North Butte and Ruby Ranch properties under the 2009 Settlement Agreement is scheduled to be paid in December 2016.

Executive Compensation. For calendar year 2016, Jay R. Mackie, Excalibur’s President and CEO, is compensated at the rate of $8,000 per month plus restrictive stock with a total aggregate market value of approximately $40,000 annually, paid quarterly, and Michael P. Johnson, Excalibur’s Secretary and Treasurer, is compensated at the rate of $1,250 per month. For calendar year 2016, all Board members will be compensated $3,625 annually, paid quarterly, plus restrictive stock with a total aggregate fair market value of approximately $375, which was issued June 30, 2016.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
During the most recently completed fiscal quarter ended August 31, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are attached to this Quarterly Report on Form 10-Q:

Exhibit
Number     Description
31.1            Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2            Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1            Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.2            Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Excalibur Industries

Date: October 11, 2016	By:	/s/ Jay R. Mackie
Jay R. Mackie
President, Chief Executive Officer (Principal Executive Officer)

Date: October 11, 2016	By:	/s/ Michael P. Johnson
Michael P. Johnson
Secretary and Treasurer (Principal Financial Officer)